Form 10-Q
period 1996-05-04
GARDEN BOTANIKA INC
filed 1996-06-18
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED May 4, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-27920

                              GARDEN BOTANIKA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Washington                                   91-1464962
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                              8624 154TH AVENUE NE
                            REDMOND, WASHINGTON 98052
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 881-9603
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO  X
                                       ---    ---

THE REGISTRANT HAD 7,066,942 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT June 17, 1996.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q

                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION ..........................................       3

         ITEM 1 - FINANCIAL STATEMENTS ..................................       3

                  Balance Sheet .........................................       9

                  Statements of Operations ..............................      10

                  Statements of Cash Flows ..............................      11

                  Notes to Financial Statements .........................      12

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ............................................       3

PART II - OTHER INFORMATION .............................................       6

         ITEM 1 - LEGAL PROCEEDINGS .....................................       6

         ITEM 2 - CHANGES IN SECURITIES .................................       6

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .......................       6

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ...       6

         ITEM 5 - OTHER INFORMATION .....................................       7

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ......................       7

                  Exhibit 11 - Calculation of Earnings Per Common and
                  Common Equivalent Share ...............................      14

PART I - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS -

         The unaudited balance sheet as of May 4, 1996, audited balance sheet as of February 3, 1996 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the quarterly periods ended May 4, 1996 and April 29, 1995 are attached. Notes to the unaudited financial statements are also attached.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

         This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Company's Prospectus dated May 22, 1996, contained in a Registration Statement on Form S-1 which has previously been filed with the Securities and Exchange Commission.

         When used in this discussion and in the context of future events, the words "expects," "anticipates," "plans," "believes" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results or trends to differ materially from those projected. See the "Risk Factors" section of the Company's Prospectus. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The results of operations for the quarterly period ended May 4, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Historically, 45% to 50% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays and changes in the Company's product mix. Primarily as a result of the increasing number of recently opened stores and new product initiatives, the Company anticipates a larger net loss in each of its first three quarters of fiscal 1996 as compared to the comparable quarters of fiscal 1995.

         The Company had 162 stores in operation at May 4, 1996, compared to 92 stores at April 29, 1995 and 152 stores at February 3, 1996. The average age of the Company's stores at May 4, 1996 was 20 months.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

         RESULTS OF OPERATIONS -

         (A) COMPARISON OF THE QUARTERLY PERIODS ENDED MAY 4, 1996 AND APRIL 29, 1995.

         Net Sales. Net sales for the first quarter of fiscal 1996 were $16,647,000, compared to net sales of $9,532,000 for the comparable prior period, an increase of 75%. Store net sales increased $5,858,000, or 69%, during the quarter, primarily due to the increase in the number of stores, combined with a 9.1% increase in comparable store sales (sales for stores open at least 12 full fiscal months). The 9.1% increase in comparable store sales for the quarter was driven by increases of 1.8%, 12.7% and 13.0% in February, March and April, respectively. In the first quarter of fiscal 1995, comparable store sales increased 26.3%, driven by increases of 39.0% in February, 22.0% in March and 20.6% in April. Management believes that April and first quarter 1996 sales were helped by an earlier Mothers' Day in comparison to fiscal 1995, and that, as a consequence, May and second quarter 1996 sales will be negatively impacted by the same calendar shift.

         Catalog net sales increased $1,262,000, or 127%, versus the comparable prior period. This increase was primarily attributable to a significant increase in catalog circulation.

         Gross Margin. The dollar amount of gross margin increased $2,962,000, or 73%, from the first quarter of fiscal 1995, reflecting the effect of the 75% increase in net sales. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 42.3% in the first quarter of fiscal 1996 versus 42.8% in the comparable prior period. The 50 basis point decline in gross margin as a percentage of net sales reflected primarily the effect of occupancy costs associated with the 76 new stores opened during fiscal 1995 and the first quarter of fiscal 1996, combined with an increase in the Company's 1996 inventory shrinkage provision to the level actually experienced in 1995. The effect of these factors was partially offset by significantly higher product margins, which resulted from improvement in initial markup and shifts in product mix.

         Operating Expenses.

         Stores and Catalog. The dollar amount of store and catalog expenses increased by $3,394,000, or 92%, from the comparable prior period, primarily as a result of increases in the number of stores and in catalog circulation versus the comparable prior period. As a percentage of net sales, store and catalog expenses increased from 38.5% in the first quarter of fiscal 1995 to 42.5% in the first quarter of 1996, reflecting the effect of a planned increase in store advertising to support new product introductions during the quarter.

         General and Administrative. The dollar amount of general and administrative expenses increased by $876,000, or 70%, from the comparable prior period, primarily reflecting the effect of infrastructure additions made during fiscal 1995 to support the Company's current and planned expansion. As a percentage of net sales, general and administrative expenses declined from 13.1% in the first quarter of fiscal 1995 to 12.8% in the first quarter of 1996, reflecting improved expense leverage associated with sales growth.

         Preopening Expense. Preopening expenses were $354,000, or 2.1% of net sales, in the first quarter of fiscal 1996, during which the Company opened 10 stores and relocated and expanded its primary warehouse/distribution facility and one existing store. In the comparable prior quarter, when the Company opened six stores, preopening expense was $66,000, or 0.7% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 176%, from $906,000 to $2,501,000, in the respective quarters. Expressed as a percentage of net sales, the first quarter operating loss increased to 15.0% from 9.5% in the comparable prior period.

         Interest Income (Expense), Net. Net interest expense during the first quarter of fiscal 1996 was $184,000, or 1.1% of net sales, compared to net interest income of $79,000, or 0.8% of net sales, during the comparable prior period. This change reflects the fact that the Company was in a net borrowing position during the entire first quarter of fiscal 1996, whereas a portion of the proceeds from its offering of Series C Convertible Preferred Stock in early 1995 was available for investment during the comparable prior period.

         Income Tax Provision. The Company did not record an income tax provision for either the first quarter of fiscal 1996 or fiscal 1995 due to its pre-tax losses.

         Net Loss and Per Share Data. The Company's net loss increased 225% from $827,000, or $0.22 per share, during the first quarter of fiscal 1995 to $2,685,000, or $0.68 per share, during the first quarter of fiscal 1996. The increase in net loss was due to the factors discussed above. There were approximately 3,963,000 Common and Common equivalent shares in the first quarter of fiscal 1996, compared to approximately 3,706,000 shares in the first quarter of fiscal 1995, an increase of approximately 7% attributable to the offering of the Company's Series D Convertible Preferred Stock during fiscal 1995. The Company's four series of Preferred Stock were converted into Common Stock upon completion of its initial public offering in May 1996. For purposes of computing loss per share, the Preferred Stock has been retroactively reclassified as Common Stock.

         LIQUIDITY AND CAPITAL RESOURCES -

         The Company began fiscal 1996 with cash and cash equivalents totaling $1,309,000 and short-term bank debt of $2,540,000. At May 4, 1996, the Company's cash and cash equivalents were $902,000, while short-term bank borrowings were $6,403,000. During this period, the Company exceeded the borrowing base limitation of the working capital facility of its bank credit line. At the Company's request, the bank waived this violation and adjusted the borrowing base limitation in a manner calculated to permit the Company to access the full $9,000,000 credit line through May 31, 1996, also adjusting the interest rate on the working capital facility to prime plus 1.00% until that date. Immediately following completion of its initial public offering of Common Stock in May 1996, the Company repaid all borrowings and accrued interest owing under the bank credit line.

         Subsequent to the end of the first quarter, the Company completed its initial public offering of 3,104,365 shares of Common Stock at $20 per share. The initial public offering yielded estimated net proceeds of approximately $56,391,000 to the Company. Of this amount, approximately $7,407,000 was immediately used to repay all borrowings and accrued interest under the Company's bank credit line, and the balance has been invested in short-term, interest bearing investment grade securities pending future use in the Company's expansion and brand development programs.

         During the first quarter, the Company used $1,751,000 to finance its operating activities and an additional $2,534,000 to fund new stores and the relocation and expansion of its primary warehouse/distribution center facility and one existing store. The primary source of funds for the Company's operating and investing activities during the first quarter was its bank credit line. During the quarter, borrowings under this line totaled $9,158,000 at interest rates ranging from 8.25% to 11.25%, and repayments totaled $5,295,000.

         RECENT DEVELOPMENTS -

         See "LIQUIDITY AND CAPITAL RESOURCES" above for discussion of the Company's initial public offering of Common Stock, completed during May 1996.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS -

         None

ITEM 2 - CHANGES IN SECURITIES -

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES -

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS -

         The Company's annual meeting of shareholders was held on March 29, 1996 in Bellevue, Washington. Shareholders of record at the close of business on February 23, 1996 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, and prior to a reverse stock split that was subsequently approved by shareholders, there were 2,112,659 shares of Common Stock outstanding and 29,059,041 shares of Preferred Stock outstanding, consisting of 10,092,374 shares of Series A Convertible Preferred Stock ("Series A Stock"), 12,800,000 shares of Series B Convertible Preferred Stock ("Series B Stock"), 4,000,000 shares of Series C Convertible Preferred Stock ("Series C Stock") and 2,166,667 shares of Series D Convertible Preferred Stock ("Series D Stock"). All matters presented for vote received the required majority approval, including two-thirds majority approval, if applicable, and had the following total, for, against and abstained votes as noted below:

         (1) To approve amendments to the Company's Articles of Incorporation that would take effect upon the effectiveness of the Registration Statement for the Company's initial public offering in order to (i)implement a reverse stock split; (ii) require conversion of Preferred Stock in the event of a public offering with minimum net proceeds to the Company of $15,000,000; (iii) increase the amount of authorized Preferred Stock; (iv) create a staggered Board of Directors; (v) provide for the removal of directors only for "cause"; (vi) set forth who can call special meetings of the shareholders; and (vii) set forth special provisions for a merger, sale of assets or dissolution of the Company. In addition, to approve a second set of amendments to the Company's Articles of Incorporation that would, after all of the Company's Preferred Stock is converted into Common, eliminate reference to Series A, B, C and D Stock, because such series would cease to exist.

                                                                      Against Votes,
To approve                     Total Shares                          W/H Authority and
amendments.................     Voted / (%)      For Votes / (%)      Abstained Votes
                                -----------      ---------------      ---------------
   Series A Stock . . . . .      9,439,040          9,439,040                0
                                    94%                94%
   Series B Stock . . . . .     11,772,600         11,772,600                0
                                    92%                92%
   Series C Stock . . . . .      3,711,572          3,711,572                0
                                    93%                93%
   Series D Stock . . . . .      2,008,678          2,008,678                0
                                    93%                93%
   Common Stock . . . . . .      1,870,256          1,870,256                0
                                    89%                89%

         (2) To approve and adopt the Company's 1996 Directors' Nonqualified Stock Option Plan (the "Directors' Plan"), providing nonemployee directors with an automatic grant of an option to purchase shares of Common Stock upon their election or appointment to the Board of Directors and thereafter at each annual meeting of the Board of Directors.

                                                                            W/H Authority and
To approve the           Total Shares                         Against          Abstained
Directors' Plan.......    Voted / (%)     For Votes / (%)    Votes / (%)       Votes / (%)
                          -----------     ---------------    -----------       -----------
                           28,802,146       28,732,342         54,804             15,000
                              92%               92%             .18%               .05%

         (3) To elect the seven directors nominated by the Company to hold office until the next annual meeting of shareholders and, in each case, until his successor is elected and qualified. The seven directors nominated, constituting the Company's entire Board of Directors, were Damon H. Ball, Jeffrey H. Brotman, David A. Ederer, Gerald R. Gallagher, Michael W. Luce, William B. Randall and Dale J. Vogel, and, following their successful election, each continues in office.

                                                                 Against Votes,
To elect                 Total Shares                          W/H Authority and
directors...........     Voted / (%)       For Votes / (%)      Abstained Votes
                         -----------       ---------------      ---------------
                          28,802,146         28,802,146               0
                              92%                92%


         There were no other nominations, and all votes cast were cast in favor of the entire slate of individuals nominated. There were no votes against, withholding authority or abstaining with respect to individual directors.

         (4) To ratify the selection of the Company's independent accountants, Arthur Andersen LLP.

                                                                 Against Votes,
To ratify                Total Shares                          W/H Authority and
Arthur Andersen.....      Voted / (%)      For Votes / (%)      Abstained Votes
                          -----------      ---------------      ---------------
                          28,802,146         28,802,146                0
                              92%                92%

ITEM 5 - OTHER INFORMATION -

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a) Exhibit 11 (Calculation of Earnings Per Common and Common Equivalent Share) is attached.

         (b) No reports on Form 8-K were filed during the first quarter of fiscal 1996.

SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GARDEN BOTANIKA, INC.
                                 Registrant


June 17, 1996                    /s/ Michael W. Luce
- -------------                    -------------------
Date                             Michael W. Luce
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


June 17, 1996                    /s/ Myron E. Kirkpatrick
- -------------                    ------------------------
Date                             Myron E. Kirkpatrick
                                 Vice President-Finance, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                          MAY 4,       FEBRUARY 3,
                                                                           1996            1996
                                                                       ------------    ------------
                                                 ASSETS
  Current assets:
     Cash and cash equivalents                                         $    902,078    $  1,308,533
     Inventories                                                         10,050,654      10,176,172
     Prepaid expenses:
        Rent                                                                821,249         795,287
        Other                                                             1,123,067       1,307,787
     Receivable from lessors                                              1,577,733       1,638,933
     Other                                                                  274,277         346,360
                                                                       ------------    ------------
          Total current assets                                           14,749,058      15,573,072

  Property and equipment:
     Leasehold improvements                                              33,632,331      31,362,255
     Furniture and equipment                                              5,089,211       5,002,216
     Equipment under capital lease                                          261,483         261,483
                                                                       ------------    ------------
                                                                         38,983,025      36,625,954
     Less accumulated depreciation and amortization                      (6,381,421)     (5,450,792)
                                                                       ------------    ------------
        Net property and equipment                                       32,601,604      31,175,162

  Other assets                                                              678,545         388,345
                                                                       ============    ============
          Total assets                                                 $ 48,029,207    $ 47,136,579
                                                                       ============    ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Checks drawn in excess of bank balances                           $  1,734,523    $  3,615,854
     Note payable to bank                                                 6,403,000       2,540,000
     Accounts payable                                                     5,948,898       5,137,668
     Accrued salaries, wages and benefits                                 1,154,643         780,155
     Accrued sales tax                                                      313,508         297,046
     Other                                                                  775,930         540,497
                                                                       ------------    ------------
          Total current liabilities                                      16,330,502      12,911,220

  Deferred rent and other                                                 1,252,407       1,109,280
                                                                       ------------    ------------
          Total liabilities                                              17,582,909      14,020,500

  Commitments
  Shareholders' equity:
     Preferred Stock, $.01 par value;
        3,694,031 shares authorized, issued and outstanding              42,026,441      42,026,441
     Common  Stock, $.01 par value;
        36,092,374 shares authorized; 268,546 issued and outstanding        229,271         214,271
     Accumulated deficit                                                (11,809,414)     (9,124,633)
                                                                       ------------    ------------
          Total shareholders' equity                                     30,446,298      33,116,079

          Total liabilities & shareholders' equity                     $ 48,029,207    $ 47,136,579
                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS


                                                                 [UNAUDITED]
                                                                QUARTER ENDED
                                                         ---------------------------
                                                            MAY 4,        APRIL 29,
                                                             1996           1995
                                                         ------------    -----------
  Net sales                                              $ 16,647,496    $ 9,532,014
  Cost of sales (including buying and occupancy costs)      9,601,164      5,447,917
                                                         ------------    -----------
        Gross margin                                        7,046,332      4,084,097

  Operating expenses:
     Stores and catalog                                     7,067,678      3,673,400
     General and administrative                             2,125,772      1,250,100
  Preopening expenses                                         353,842         66,418
                                                         ------------    -----------
        Operating loss                                     (2,500,960)      (905,821)

  Interest income (expense), net                             (183,821)        78,932
                                                         ============    ===========
        Net loss                                         $ (2,684,781)   $  (826,889)
                                                         ============    ===========


  Net loss per share, giving effect to the subsequent
     conversion of all Preferred shares to Common        $      (0.68)   $     (0.22)

  Weighted average Common and Common
     equivalent shares                                      3,962,577      3,706,145

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                           [UNAUDITED]
                                                                                          QUARTER ENDED
                                                                                   ---------------------------
                                                                                      MAY 4,        APRIL 29,
                                                                                       1996           1995
                                                                                   -----------    ------------
  Cash flows from operating activities:
     Net loss                                                                      $(2,684,781)   $   (826,889)

     Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                1,009,170         593,195
        Loss on retirement of property and equipment                                    98,155            --
        Changes in assets and liabilities:
          Inventories                                                                  125,518        (467,406)
          Prepaid rent  and other assets                                                 1,841         213,386
          Accounts payable and checks drawn in excess of bank balances              (1,070,101)     (3,464,562)
          Accrued expenses                                                             626,383        (418,770)
          Deferred rent and other                                                      143,127         174,916
                                                                                   -----------    ------------
            Total adjustments                                                          934,093      (3,369,241)
            Net cash used by operating activities                                   (1,750,688)     (4,196,130)

  Cash flows from investing activities:
     Additions to property and equipment                                            (2,533,767)     (1,943,220)
                                                                                   -----------    ------------
            Net cash used in investing activities                                   (2,533,767)     (1,943,220)

  Cash flows from financing activities:
     Sale of Preferred Stock                                                              --         9,991,326
     Advances on note payable to bank                                                9,157,986            --
     Payments on note payable to bank                                               (5,294,986)           --
     Other, net                                                                         15,000          50,425
                                                                                   -----------    ------------
            Net cash provided by financing activities                                3,878,000      10,041,751

  Increase (decrease) in cash and cash equivalents                                    (406,455)      3,902,401
  Cash and cash equivalents, beginning of period                                     1,308,533       1,038,373
                                                                                   -----------    ------------

  Cash and cash equivalents, end of period                                         $   902,078    $  4,940,774
                                                                                   ===========    ============

  Supplemental disclosures:
     Cash paid for interest                                                        $   198,919    $       --
     Cash paid for income taxes                                                    $      --      $       --

   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 4, 1996 (UNAUDITED)

1. The accompanying unaudited financial statements include the accounts of Garden Botanika, Inc. (the "Company"), a Washington corporation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Prospectus dated May 22, 1996, contained in a Registration Statement on Form S-1 which has previously been filed with the Securities and Exchange Commission.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

3. The results of operations for the quarterly period ended May 4, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Historically, 45% to 50% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays and changes in the Company's product mix.

4. In connection with its initial public offering of Common Stock completed subsequent to May 4, 1996, all of the Company's outstanding Preferred Stock automatically converted to Common on a one-for-one basis. Therefore, losses per Common and Common equivalent share are based on the number of Common and Preferred shares outstanding.

5. Effective with the Company's initial public offering of Common Stock, its Board of Directors and its shareholders approved, subsequent to May 4, 1996, an amendment to the Company's Articles of Incorporation to effect an approximate 1-to-7.87 reverse stock split. The accompanying financial statements have been adjusted to reflect this action. At the same time, an increase to 10,000,000 shares in the amount of authorized Preferred Stock was also approved and has become effective.

6. During the quarter ended May 4, 1996, the Company exceeded the borrowing base limitation of the working capital facility of its bank credit line. At the Company's request, the bank waived this violation and adjusted the borrowing base limitation in a manner calculated to permit the Company to access the full $9,000,000 credit line through May 31, 1996, also adjusting the interest rate on the working capital facility to prime plus 1.00% until that date. Following comple-tion of its initial public offering of Common Stock in May 1996, the Company immediately repaid all borrowings and accrued interest under the bank credit line.

7. Subsequent to the end of the first quarter, the Company completed its initial public offering of 3,104,365 shares of Common Stock, at $20 per share. The initial public offering yielded estimated net proceeds of approximately $56,391,000 to the Company. A pro forma condensed balance sheet as of May 4, 1996, reflecting the results of the initial public offering and subsequent repayment of the Company's bank credit line, is shown below:

                                                           MAY 4, 1996
                                                     -------------------------
                              ASSETS                   ACTUAL       PRO FORMA
                                                     -----------   -----------
  Current assets                                     $14,749,058   $64,737,247
  Property and equipment, net                         32,601,604    32,601,604
  Other assets                                           678,545       678,545
                                                     -----------   -----------
      Total assets                                   $48,029,207   $98,017,396

              LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities                                $16,330,502   $ 9,927,502
  Other liabilities                                    1,252,407     1,252,407
                                                     -----------   -----------
      Total liabilities                               17,582,909    11,179,909
  Commitments
  Shareholders' equity                                30,446,298    86,837,487
                                                     -----------   -----------
      Total liabilities and shareholders' equity     $48,029,207   $98,017,396

8. During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company plans to continue to measure the compensation cost of stock option plans using the intrinsic value method prescribed by APB Opinion No. 25 and, starting in 1996, to make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.