Form 10-Q
period 1996-08-03
GARDEN BOTANIKA INC
filed 1996-09-04
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED August 3, 1996

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

THE REGISTRANT HAD 7,066,942 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT August 3, 1996.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q

                                                                    PAGE

PART I - FINANCIAL INFORMATION____________________________________    3

      ITEM 1 -   FINANCIAL STATEMENTS_____________________________    3

            Balance Sheets________________________________________   10

            Statements of Operations______________________________   11

            Statements of Cash Flows______________________________   12

            Notes to Financial Statements_________________________   13


      ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS_______________________________________    3


PART II - OTHER INFORMATION_______________________________________    8

      ITEM 1 - LEGAL PROCEEDINGS__________________________________    8

      ITEM 2 - CHANGES IN SECURITIES______________________________    8

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES____________________    8

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS    8

      ITEM 5 - OTHER INFORMATION__________________________________    8

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K___________________    8

            Exhibit 11 - Calculation of Earnings Per Common and
            Common Equivalent Share_______________________________   16

PART I - FINANCIAL INFORMATION:

ITEM 1 -   FINANCIAL STATEMENTS -

      The unaudited balance sheet as of August 3, 1996, audited balance sheet as of February 3, 1996 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the quarterly and 26-week periods ended August 3, 1996 and July 29, 1995 are attached. Notes to the unaudited financial statements are also attached.

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

      The results of operations for the quarterly and 26-week periods ended August 3, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Historically, 45% to 50% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays and changes in the Company's product mix. Primarily as a result of the increasing number of recently opened stores and new product initiatives, the Company incurred larger net losses in each of the first two quarters of fiscal 1996, and anticipates a larger net loss in the third quarter, as compared to the comparable quarters of fiscal 1995.

      The Company had 186 stores in operation at August 3, 1996, compared to 104 stores at July 29, 1995 and 152 stores at February 3, 1996. The average age of the Company's stores at August 3, 1996 was 20 months.

      The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

      RESULTS OF OPERATIONS -

      (A) COMPARISON OF THE QUARTERLY PERIODS ENDED AUGUST 3, 1996 AND JULY 29, 1995.

      Net Sales. Net sales for the second quarter of fiscal 1996 were $16,916,000, compared to net sales of $10,138,000 for the comparable prior period, an increase of 67%. Store net sales increased $5,858,000, or 61%, during the quarter, primarily due to the increase in the number of stores, combined with a 2% increase in comparable store sales (sales for stores open at least 12 full fiscal months). Comparable store sales increased 3%, 2% and 1% in May, June and July, respectively. In the second quarter of fiscal 1995, comparable store sales increased 29%, consisting of increases of 34% in May, 31% in June and 21% in July. In view of the significant number of new products introduced during the second quarter of fiscal 1996, the Company believes the 2% increase in comparable store sales reflects some trade off of sales between existing and new product lines. Management also believes that April and first quarter 1996 sales were helped by an earlier Mothers' Day in comparison to fiscal 1995, and that, as a consequence, May and second quarter 1996 sales were negatively impacted by the same calendar shift.

      Catalog net sales increased $916,000, or 175%, versus the comparable prior period. This increase was primarily attributable to a significant increase in catalog circulation as the Company continued to prospect for new mail order customers.

      Gross Margin. The dollar amount of gross margin increased $2,581,000, or 61%, from the second quarter of fiscal 1995, reflecting the effect of the 67% increase in net sales. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 40.2% versus 41.5% in the comparable prior period. The 130 basis point decline in gross margin as a percentage of net sales reflected primarily the effect of occupancy costs associated with the 100 new stores opened during fiscal 1995 and the first half of fiscal 1996. The effect of this increase was partially offset by higher product margin, which management believes resulted principally from improvement in initial markup and shifts in product mix.

      Operating Expenses.

           Stores and Catalog. The dollar amount of store and catalog expenses increased by $3,381,000, or 98%, from the comparable prior period, primarily as a result of increases in the number of stores and in catalog circulation. As a percentage of net sales, store and catalog expenses increased from 34.1% to 40.4%, reflecting the effects of planned increases in expenditures to support continued development of the Company's catalog business, new store openings and new product introductions, as well as the higher payroll and benefit rates (as a percentage of sales) typically associated with newer, less productive stores.

           General and Administrative. The dollar amount of general and administrative expenses increased by $549,000, or 38%, from the comparable prior period, primarily reflecting the effect of infrastructure additions made to support the Company's current and planned expansion. As a percentage of net sales, general and administrative expenses declined from 14.4% to 11.9%, reflecting improved expense leverage associated with sales growth.

      Preopening Expense. Preopening expense was $252,000, or 1.5% of net sales, in the second quarter of fiscal 1996, during which the Company opened 24 stores. In the comparable prior quarter, when the Company opened 12 stores, preopening expense was $176,000, or 1.7% of net sales.

      Operating Loss. For the reasons explained above, the Company's operating loss increased 163%, from $876,000 to $2,301,000, in the respective quarters. Expressed as a percentage of net sales, the second quarter operating loss increased to 13.6% from 8.6% in the comparable prior period.

      Interest Income, Net. Net interest income during the second quarter of fiscal 1996 was $315,000, or 1.9% of net sales, compared to net interest income of $41,000, or 0.4% of net sales, during the comparable prior period. This increase reflected the effect of proceeds from the Company's initial public offering, which was completed during the second quarter, net of interest expense incurred prior to the offering.

      Income Tax Provision. The Company did not record an income tax provision for the second quarter of either fiscal 1996 or fiscal 1995 due to its pre-tax losses.

      Net Loss and Per Share Data. The Company's net loss increased 138% from $836,000, or $0.23 per share, during the second quarter of fiscal 1995 to $1,987,000, or $0.31 per share, during the second quarter of fiscal 1996. The increase in net loss was due to the factors discussed above. There were approximately 6,487,000 Common and Common equivalent shares for the second quarter of fiscal 1996, compared to approximately 3,707,000 shares for the second quarter of fiscal 1995, an increase of approximately 75% attributable to the offering of the Company's Series D Convertible Preferred Stock during fiscal 1995 and its initial public offering of Common Stock on May 22, 1996. The Company's four series of Preferred Stock were converted into Common Stock upon completion of its initial public offering. For purposes of computing loss per share, the Preferred Stock has been retroactively reclassified as Common Stock.

      (b) COMPARISON OF THE 26-WEEK PERIODS ENDED AUGUST 3, 1996 AND JULY 29, 1995.

      Net Sales. Net sales for the first half of fiscal 1996 were $33,563,000, compared to net sales of $19,670,000 for the comparable prior period, an increase of 71%. Store net sales increased $11,716,000, or 65%, during the period, primarily due to the increase in the number of stores, combined with a 6% increase in comparable store sales. In the first half of fiscal 1995, comparable store sales increased 28%. Catalog net sales increased $2,178,000, or 143%, versus the comparable prior period. This increase was primarily attributable to a significant increase in catalog circulation as the Company continued to prospect for new mail order customers.

      Gross Margin. The dollar amount of gross margin increased $5,543,000, or 67%, from the first half of fiscal 1995, reflecting the effect of the 71% increase in net sales. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 41.2% versus 42.2% in the comparable prior period. The 100 basis point decline in gross margin as a percentage of net sales reflected primarily the effect of occupancy costs associated with the 100 new stores opened during fiscal 1995 and the first half of fiscal 1996. The effect of this increase was partially offset by higher product margins, which management believes resulted principally from improvement in initial markup and shifts in product mix.

      Operating Expenses.

           Stores and Catalog. The dollar amount of store and catalog expenses increased by $6,775,000, or 95%, from the comparable prior period, primarily as a result of increases in the number of stores and in catalog circulation. As a percentage of net sales, store and catalog expenses increased from 36.2% to 41.4%, reflecting primarily the effects of planned increases in expenditures to support new store openings, new product introductions and continued development of the Company's catalog business.

           General and Administrative. The dollar amount of general and administrative expenses increased by $1,424,000, or 53%, from the comparable prior period, primarily reflecting the effect of infrastructure additions made to support the Company's current and planned expansion. As a percentage of net sales, general and administrative expenses declined from 13.8% to 12.3%, reflecting improved expense leverage associated with sales growth.

      Preopening Expense. Preopening expense was $606,000, or 1.8% of net sales, in the first half of fiscal 1996, during which the Company opened 34 stores and relocated and expanded its primary warehouse/distribution facility and one existing store. In the comparable prior period, when the Company opened 18 stores, preopening expense was $242,000, or 1.2% of net sales.

      Operating Loss. For the reasons explained above, the Company's operating loss increased 169%, from $1,782,000 to $4,802,000, in the respective 26-week periods. Expressed as a percentage of net sales, the operating loss increased to 14.3% from 9.1% in the comparable prior period.

      Interest Income, Net. Net interest income during the first half of fiscal 1996 was $131,000, or 0.4% of net sales, compared to net interest income of $120,000, or 0.6% of net sales, during the comparable prior period. The dollar increase reflected the effect of proceeds from the Company's initial public offering, which was completed on May 22, 1996, net of interest expense incurred prior to that date.

      Income Tax Provision. The Company did not record an income tax provision for the first half of either fiscal 1996 or fiscal 1995 due to its pre-tax losses.

      Net Loss and Per Share Data. The Company's net loss increased 181% from $1,663,000, or $0.45 per share, during the first half of fiscal 1995 to $4,672,000, or $0.89 per share, during the first half of fiscal 1996. The increase in net loss was due to the factors discussed above. There were approximately 5,225,000 Common and Common equivalent shares for the first half of fiscal 1996, compared to approximately 3,707,000 shares for the first half of fiscal 1995, an increase of approximately 41% attributable to the offering of the Company's Series D Convertible Preferred Stock during fiscal 1995 and its initial public offering of Common Stock on May 22, 1996. The Company's four series of Preferred Stock were converted into Common Stock upon completion of its initial public offering. For purposes of computing loss per share, the Preferred Stock has been retroactively reclassified as Common Stock.

      LIQUIDITY AND CAPITAL RESOURCES -

      On May 22, 1996, the Company completed its initial public offering of 3,104,365 shares of Common Stock at $20 per share. The offering yielded net proceeds to the Company of approximately $56,000,000. Of this amount, approximately $7,400,000 was used to repay all borrowings and accrued interest under the Company's bank credit line, and the balance was invested in short-term, interest bearing investment grade securities for use in the Company's expansion and brand development programs.

      The Company opened 34 stores during the first half of fiscal 1996, and currently expects to open approximately 66 additional stores by the end of the fiscal year. In addition, the Company currently plans to open approximately 120 stores during fiscal 1997. All current stores are, and all presently planned stores are expected to be, located in premises leased by the Company. The Company estimates that the average cost to open a Garden Botanika store of the current prototype (including net fixed assets, inventory and preopening expenses) is approximately $240,000. The Company expects to finance the remainder of its fiscal 1996 expansion program and its currently planned fiscal 1997 expansion program through a combination of proceeds from its initial public offering, cash flow from operations and bank credit lines. The Company's capital requirements may vary significantly from those anticipated, however, depending particularly upon such factors as operating results, the number and timing of new store openings, store development costs in the markets the Company enters and the extent of lessor construction allowances received.

      The Company's balance sheet at August 3, 1996 reflected a $48,679,000 (103%) increase in total assets since the fiscal year began on February 4. The principal components of this change were: (a) an increase of $41,883,000 in cash and cash equivalents resulting from the Company's May 1996 initial public offering and (b) an increase of $5,031,000 in net property and equipment relating to the 1996 store expansion program. The increase in total assets was accompanied by: (w) a reduction of $3,212,000 in current liabilities, (x) a reduction of $42,026,000 in Preferred Stock, (y) an increase of $98,268,000 in Common Stock and (z) an increase of $4,672,000 in accumulated deficit, all relating to payment of year-end liabilities for merchandise purchases and store construction, the May 1996 initial public offering and subsequent repayment of short-term bank debt, and operating losses for the first half of fiscal 1996.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS -

      On July 23, 1996, Garden Botanika was named as defendant in a lawsuit filed by The Gap, Inc. in the United States District Court for the Northern District of California, alleging trade dress infringement and unfair competition in the design, marketing and sale of the Company's Transparencies line of personal care products. The parties have agreed in principle to settle this action. In accordance with the proposed settlement agreement, Garden Botanika will, among other things, change elements of its merchandising and package design for the Transparencies line. The proposed settlement does not require payment of monetary damages, and the Company does not believe that the lawsuit or the proposed settlement has had or will have a material adverse effect on its business.

ITEM 2 - CHANGES IN SECURITIES -

      In connection with the Company's initial public offering, its Articles of Incorporation were amended on May 21, 1996 to effect an approximate 1-to-7.87 reverse stock split. At the same time, an increase to 10,000,000 shares in the amount of authorized Preferred Stock became effective and all of the Company's then outstanding Preferred Stock automatically converted to Common Stock on a one-for-one basis.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES -

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS -

      None

ITEM 5 - OTHER INFORMATION -

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

      (a) Exhibit 11 (Calculation of Earnings Per Common and Common Equivalent Share) is attached.

      (b) No reports on Form 8-K were filed during the second quarter of fiscal 1996.

SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GARDEN BOTANIKA, INC.
                                    ---------------------
                                    Registrant

August 30, 1996                     /s/ Michael W. Luce
- ---------------                     -------------------------------------
Date                                Michael W. Luce
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

August 30, 1996                     /s/ Myron E. Kirkpatrick
- ---------------                     -------------------------------------
Date                                Myron E. Kirkpatrick
                                    Vice President-Finance, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                           AUGUST 3,             FEBRUARY 3,
                                                                             1996                   1996
                                                                         ------------           ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $ 43,191,234           $  1,308,533
   Inventories                                                             11,461,661             10,176,172
   Prepaid expenses:
    Rent                                                                      852,447                795,287
    Other                                                                   1,044,740              1,307,787
   Receivable from lessors                                                  2,739,579              1,638,933
   Other                                                                       92,678                346,360
                                                                         ------------           ------------
      Total current assets                                                 59,382,339             15,573,072

Property and equipment:
   Leasehold improvements                                                  37,251,170             31,362,255
   Furniture and equipment                                                  6,191,742              5,002,216
   Equipment under capital lease                                              261,483                261,483
                                                                         ------------           ------------
                                                                           43,704,395             36,625,954
   Less accumulated depreciation and amortization                          (7,498,142)            (5,450,792)
                                                                         ------------           ------------
    Net property and equipment                                             36,206,253             31,175,162

Other assets                                                                  227,463                388,345
                                                                         ------------           ------------
      Total assets                                                       $ 95,816,055           $ 47,136,579
                                                                         ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances                               $  2,287,858           $  3,615,854
   Note payable to bank                                                            --              2,540,000
   Accounts payable                                                         5,391,980              5,137,668
   Accrued salaries, wages and benefits                                       884,265                780,155
   Accrued sales tax                                                          315,101                297,046
   Other                                                                      819,876                540,497
                                                                         ------------           ------------

      Total current liabilities                                             9,699,080             12,911,220

Deferred rent and other                                                     1,430,772              1,109,280
                                                                         ------------           ------------
      Total liabilities                                                    11,129,852             14,020,500

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
    10,000,000 and 3,694,031 shares authorized; 0 and 3,694,031
    issued and outstanding                                                         --             42,026,441
   Common  Stock, $.01 par value;
    36,092,374 shares authorized; 7,066,942 and 268,546 issued
    and outstanding                                                        98,482,378                214,271
   Accumulated deficit                                                    (13,796,175)            (9,124,633)
                                                                         ------------           ------------
      Total shareholders' equity                                           84,686,203             33,116,079

      Total liabilities & shareholders' equity                           $ 95,816,055           $ 47,136,579
                                                                         ============           ============

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS

                                                                                  (UNAUDITED)
                                                        ---------------------------------------------------------------
                                                                 QUARTER ENDED                     26 WEEKS ENDED
                                                        -----------------------------     -----------------------------
                                                          AUGUST 3,        JULY 29,         AUGUST 3,        JULY 29,
                                                            1996             1995             1996             1995
                                                        ------------     ------------     ------------     ------------
Net sales                                               $ 16,915,921     $ 10,138,292     $ 33,563,417     $ 19,670,306
Cost of sales (including buying and occupancy costs)      10,122,901        5,926,067       19,724,065       11,373,984
                                                        ------------     ------------     ------------     ------------
    Gross margin                                           6,793,020        4,212,225       13,839,352        8,296,322

Operating expenses:
   Stores and catalog                                      6,835,002        3,454,168       13,902,680        7,127,568
   General and administrative                              2,007,316        1,458,600        4,133,088        2,708,700
Preopening expenses                                          252,000          175,890          605,842          242,308
                                                        ------------     ------------     ------------     ------------
    Operating loss                                        (2,301,298)        (876,433)      (4,802,258)      (1,782,254)

Interest income, net                                         314,537           40,772          130,716          119,704
                                                        ============     ============     ============     ============
    Net loss                                            $ (1,986,761)    $   (835,661)    $ (4,671,542)    $ (1,662,550)
                                                        ============     ============     ============     ============
Net loss per share, giving effect to the conversion
   of all Preferred shares to Common                    $      (0.31)    $      (0.23)    $      (0.89)    $      (0.45)

Weighted average Common and Common
   equivalent shares                                       6,487,006        3,707,343        5,224,791        3,706,744

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                               (UNAUDITED)
                                                                                             26 WEEKS ENDED
                                                                                     -------------------------------
                                                                                       AUGUST 3,           JULY 29,
                                                                                          1996               1995
                                                                                     ------------        -----------
Cash flows from operating activities:
   Net loss                                                                          $ (4,671,542)       $(1,662,550)

   Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                       2,125,891          1,221,888
    Loss on retirement of property and equipment                                           98,155                 --
    Changes in assets and liabilities:
        Inventories                                                                    (1,285,489)        (1,037,978)
        Prepaid rent  and other assets                                                   (480,195)          (322,066)
        Accounts payable and checks drawn in excess of bank balances                   (1,073,684)        (2,393,836)
        Accrued expenses                                                                  401,544           (285,571)
        Deferred rent and other                                                           321,492            313,700
                                                                                     ------------        -----------
         Total adjustments                                                                107,714         (2,503,863)
         Net cash used by operating activities                                         (4,563,828)        (4,166,413)

Cash flows from investing activities:
   Additions to property and equipment                                                 (7,255,137)        (5,716,195)
                                                                                     ------------        -----------
         Net cash used by investing activities                                         (7,255,137)        (5,716,195)

Cash flows from financing activities:
   Sale of stock                                                                       56,191,189          9,953,684
   Payments on note payable to bank, net                                               (2,540,000)                --
   Other                                                                                   50,477                 --
                                                                                     ------------        -----------
         Net cash provided by financing activities                                     53,701,666          9,953,684

Increase in cash and cash equivalents                                                  41,882,701             71,076
Cash and cash equivalents, beginning of period                                          1,308,533          1,038,373
                                                                                     ------------        -----------
Cash and cash equivalents, end of period                                             $ 43,191,234        $ 1,109,449
                                                                                     ============        ===========
Supplemental disclosures:
   Cash paid for interest                                                            $    303,207                 --
   Cash paid for income taxes                                                                  --                 --

   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 3, 1996 (UNAUDITED)

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

3. The results of operations for the quarterly and 26-week periods ended August 3, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Historically, 45% to 50% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays and changes in the Company's product mix.

4. On May 22, 1996, the Company completed its initial public offering of 3,104,365 shares of Common Stock, at $20 per share. This offering yielded net proceeds to the Company of approximately $56,000,000. Following completion of this offering, the Company repaid all borrowings and accrued interest under its bank credit line.

5. Effective with the Company's initial public offering, its Board of Directors and its shareholders approved an amendment to the Company's Articles of Incorporation to effect an approximate 1-to-7.87 reverse stock split. The accompanying financial statements have been adjusted to reflect this action. At the same time, an increase to 10,000,000 shares in the amount of authorized Preferred Stock was also approved and has become effective. Also in connection with the offering, all of the Company's outstanding Preferred Stock automatically converted to Common on a one-for-one basis; therefore, losses per Common and Common equivalent share are based on the number of Common and Preferred shares outstanding.

6. During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company plans to continue to measure the compensation cost of stock option plans using the intrinsic value method prescribed by APB Opinion No. 25 and, starting in 1996, to make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

                                EXHIBIT INDEX


Exhibit                                                         Page
Number                           Description                   Number
- -------                          -----------                   ------

11              Calculation of Earnings Per Common and Common
                Equivalent Share                                 16