Form 10-Q
period 1996-11-02
GARDEN BOTANIKA INC
filed 1996-12-04
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED November 2, 1996

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]


THE REGISTRANT HAD 7,067,449 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT November 2, 1996.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION ............................................  3

         ITEM 1 -        FINANCIAL STATEMENTS .............................  3

                  Balance Sheets .......................................... 10

                  Statements of Operations ................................ 11

                  Statements of Cash Flows ................................ 12

                  Notes to Financial Statements ........................... 13


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ..............................................  3


PART II - OTHER INFORMATION ...............................................  8

         ITEM 1 - LEGAL PROCEEDINGS .......................................  8

         ITEM 2 - CHANGES IN SECURITIES ...................................  8

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .........................  8

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS .....  8

         ITEM 5 - OTHER INFORMATION .......................................  8

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ........................  8

                  Exhibit 11 - Calculation of Earnings Per Common and
                  Common Equivalent Share ................................. 15

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

         The unaudited balance sheet as of November 2, 1996, audited balance sheet as of February 3, 1996 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the quarterly and nine-month periods ended November 2, 1996 and October 28, 1995 are attached. Notes to the unaudited financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

         This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Company's Prospectus dated May 22, 1996, contained in a Registration Statement on Form S-1 which has previously been filed with the Securities and Exchange Commission.

         When used in this discussion and in the context of future events, the words "expects," "anticipates," "plans," "believes" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results or trends to differ materially from those projected. See the "Risk Factors" section of the Company's Prospectus described above. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The results of operations for the quarterly and nine-month periods ended November 2, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Historically, 45% to 50% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays and changes in the Company's product mix. Primarily as a result of the increasing number of recently opened stores, new product initiatives and slower growth in same store sales, the Company incurred larger net losses in each of the first three quarters of fiscal 1996 as compared to the comparable quarters of fiscal 1995.

         The Company had 230 stores in operation at November 2, 1996, compared to 130 stores at October 28, 1995 and 152 stores at February 3, 1996. The average age of the Company's stores at November 2, 1996 was 19 months. During the third quarter, the Company opened its first three Color Studio stores, a concept designed to significantly expand the products and services offered in connection with its Natural Color Cosmetics product line. In testing this concept, the Company currently plans to open 12 additional Color Studio stores during the remainder of fiscal 1996.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

         RESULTS OF OPERATIONS -

         (A) COMPARISON OF THE QUARTERLY PERIODS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995.

         Net Sales. Net sales for the third quarter of fiscal 1996 were $17,681,000, compared to net sales of $10,671,000 for the comparable prior period, an increase of 66%. Store net sales increased $6,558,000, or 66%, during the quarter, primarily due to the increase in the number of stores. Comparable store sales (sales for stores open at least 12 full fiscal months) increased 2% in August and October, declined 3% in September and were flat for the quarter as a whole. In the third quarter of fiscal 1995, comparable store sales increased 7%, consisting of increases of 9% in August, 5% in September and 6% in October.

         Catalog net sales increased $442,000, or 63%, versus the comparable prior period. This increase was primarily attributable to a significant increase in catalog circulation as the Company continued to prospect for new mail order customers.

         In view of the significant number of new products introduced during the first and second quarters of fiscal 1996, management believes the lack of comparable store sales growth during the third quarter may reflect some tradeoff of sales between existing and new product lines. In an effort to stimulate growth in store sales, the Company announced, in October, plans to significantly expand its direct mail program, with special emphasis on mailings intended to stimulate sales in its newly and more recently opened stores. The first of these expanded mailings began arriving in homes in late October; the performance of the program will be monitored through the Christmas holiday season.

         Gross Margin. The dollar amount of gross margin increased $2,463,000, or 59%, from the third quarter of fiscal 1995, reflecting the effect of the 66% increase in net sales. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 37.5% versus 39.1% in the comparable prior period. The 160 basis point decline in gross margin as a percentage of net sales reflected primarily the effect of occupancy costs associated with the 144 new stores opened during fiscal 1995 and the first nine months of fiscal 1996. The effect of this increase was partially offset by higher product margin, which management believes resulted principally from an improvement in initial markup and shifts in product mix.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses increased by $3,957,000, or 95%, from the comparable prior period, primarily as a result of increases in the number of stores and in catalog circulation. As a percentage of net sales, store and catalog expenses increased from 39.1% to 46.0% reflecting the effects of planned increases in expenditures to support new store openings and continued development of the Company's catalog business, as well as the introduction, during October, of direct mail programs to stimulate sales growth in newly and more recently opened stores. The increase in store and catalog expenses as a percentage of net sales also reflected the higher payroll and benefit rates (as a percentage of sales) typically associated with newer, less productive stores.

                General and Administrative. The dollar amount of general and administrative expenses increased by $637,000, or 40%, from the comparable prior period, primarily reflecting the effect of infrastructure additions made to support the Company's current and planned expansion. As a percentage of net sales, general and administrative expenses declined from 14.9% to 12.6%, with the 230 basis point change reflecting improved expense leverage associated with sales growth.

         Preopening Expense. Preopening expense was $538,000, or 3.0% of net sales, in the third quarter of fiscal 1996, during which the Company opened 44 stores and wrote off the unamortized balance of leasehold improvements at two existing stores which will reopen in new and/or expanded locations during the fourth quarter. In the comparable prior quarter, when the Company opened 26 stores, preopening expense was $338,000, or 3.2% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 120%, from $1,935,000 to $4,267,000, in the respective quarters. Expressed as a percentage of net sales, the third quarter operating loss increased to 24.1% from 18.1% in the comparable prior period.

         Interest Income (Expense), Net. Net interest income during the third quarter of fiscal 1996 was $487,000, or 2.8% of net sales, compared to net interest expense of $51,000, or 0.5% of net sales, during the comparable prior period. This change reflected the investment of proceeds from the Company's fiscal 1996 initial public offering.

         Income Tax Provision. The Company did not record an income tax provision for the third quarter of either fiscal 1996 or fiscal 1995 due to its pre-tax losses.

         Net Loss and Per Share Data. The Company's net loss increased 90% from $1,986,000, or $0.54 per share, during the third quarter of fiscal 1995 to $3,780,000, or $0.53 per share, during the third quarter of fiscal 1996. The increase in net loss was due to the factors discussed above. There were 7,067,000 weighted average Common and Common equivalent shares for the third quarter of fiscal 1996, compared to 3,707,000 shares for the third quarter of fiscal 1995, an increase of 91% attributable to the offering of the Company's Series D Convertible Preferred Stock during fiscal 1995 and its initial public offering of Common Stock during fiscal 1996. The Company's four series of Preferred Stock were converted into Common Stock upon completion of its initial public offering. For purposes of computing loss per share, the Preferred Stock has been retroactively reclassified as Common Stock.


         (B) COMPARISON OF THE NINE-MONTH PERIODS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995.

         Net Sales. Net sales for the first nine months of fiscal 1996 were $51,245,000, compared to net sales of $30,341,000 for the comparable prior period, an increase of 69%. Store net sales increased $18,274,000, or 65%, during the period, primarily due to the increase in the number of stores combined with a 4% increase in comparable store sales. In the first nine months of fiscal 1995, comparable store sales increased 20%. Catalog net sales increased $2,620,000, or 118%, versus the comparable prior period. This increase was primarily attributable to a significant increase in catalog circulation as the Company continued to prospect for new mail order customers.

         Gross Margin. The dollar amount of gross margin increased $8,006,000, or 64%, from the first nine months of fiscal 1995, reflecting the effect of the 69% increase in net sales. As a percentage of net sales, gross margin was 39.9% versus 41.1% in the comparable prior period.

The 120 basis point decline in gross margin as a percentage of net sales reflected primarily the effect of occupancy costs associated with the 144 new stores opened during fiscal 1995 and the first nine months of fiscal 1996. The effect of this increase was partially offset by higher product margins, which management believes resulted principally from an improvement in initial markup and shifts in product mix.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses increased by $10,732,000, or 95%, from the comparable prior period, primarily as a result of increases in the number of stores and in catalog circulation. As a percentage of net sales, store and catalog expenses increased from 37.3% to 43.0%, reflecting primarily the effects of planned increases in expenditures to support new store openings, new product introductions and continued development of the Company's catalog business, as well as the expense of an expanded direct mail program which began late in the third quarter. This program is intended to stimulate sales growth in newly and more recently opened stores.

                General and Administrative. The dollar amount of general and administrative expenses increased by $2,062,000, or 48%, from the comparable prior period, primarily reflecting the effect of infrastructure additions made to support the Company's current and planned expansion. As a percentage of net sales, general and administrative expenses declined from 14.2% to 12.4%, with the 180 basis point change reflecting improved expense leverage associated with sales growth.

         Preopening Expense. Preopening expense was $1,144,000, or 2.2% of net sales, in the first nine months of fiscal 1996, during which the Company opened 78 stores and relocated and expanded its primary warehouse/distribution facility and three of its existing stores. In the comparable prior period, when the Company opened 44 stores, preopening expense was $581,000, or 1.9% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 144%, from $3,718,000 to $9,069,000, in the respective nine-month periods. Expressed as a percentage of net sales, the operating loss increased to 17.7% from 12.3% in the comparable prior period.

         Interest Income (Expense), Net. Net interest income during the first nine months of fiscal 1996 was $617,000, or 1.2% of net sales, compared to net interest income of $69,000, or 0.2% of net sales, during the comparable prior period. The dollar increase reflected the investment of proceeds from the Company's fiscal 1996 initial public offering.

         Income Tax Provision. The Company did not record an income tax provision for the first nine months of either fiscal 1996 or fiscal 1995 due to its pre-tax losses.

         Net Loss and Per Share Data. The Company's net loss increased 132% from $3,649,000, or $0.98 per share, during the first nine months of fiscal 1995 to $8,452,000, or $1.45 per share, during the comparable 1996 period. The increase in net loss was due to the factors discussed above. There were 5,839,000 weighted average Common and Common equivalent shares for the first three quarters of fiscal 1996, compared to 3,707,000 shares for the comparable 1995 period, an increase of 58% attributable to the offering of the Company's Series D Convertible Preferred Stock during fiscal 1995 and its initial public offering of Common

Stock during fiscal 1996. The Company's four series of Preferred Stock were converted into Common Stock upon completion of its initial public offering. For purposes of computing loss per share, the Preferred Stock has been retroactively reclassified as Common Stock.


         LIQUIDITY AND CAPITAL RESOURCES -

         The Company opened 78 stores during the first nine months of fiscal 1996, and currently expects to open approximately 22 additional stores by the end of the fiscal year. The Company's previously disclosed plans to open approximately 120 stores during fiscal 1997 will be reassessed at the conclusion of the 1996 holiday season, and a decision regarding the number of new store openings will be made in light of the Company's performance for fiscal 1996 as a whole.

         All current stores are, and all presently planned stores are expected to be, located in premises leased by the Company. The Company estimates that for fiscal 1996, the cost to open a 1,250 square foot store of the current prototype will average approximately $240,000, including leasehold improvements, inventory and preopening expenses. This average may increase in the future to the extent that the proportion of Color Studio stores to total stores opened increases significantly. Color Studio stores are expected to be approximately one-third larger than the current prototype and will require additional inventory. Although the cost of the initial Color Studio stores has been higher, the Company expects that, with value engineering, the normal per square foot cost of these stores will be approximately the same as for its current prototype.

         The Company expects to finance the remainder of its fiscal 1996 expansion program and its fiscal 1997 expansion program through a combination of proceeds from its initial public offering, cash flow from operations and bank credit lines. The Company's capital requirements may vary significantly from those anticipated, however, depending particularly upon such factors as operating results, the number, type and timing of new store openings, store development costs in the markets the Company enters and the extent of lessor construction allowances received.

         The Company's balance sheet at November 2, 1996 reflected a $54,654,000 (116%) increase in total assets since the fiscal year began on February 4. The principal components of this change were increases of $25,575,000 in cash and cash equivalents resulting from the Company's May 1996 initial public offering, $14,024,000 in net property and equipment relating to the 1996 store expansion program and $9,723,000 in inventory relating to the increased number of stores, growth in the product assortment and preparation for the 1996 holiday season. The increase in total assets was accompanied by a reduction of $42,026,000 in Preferred Stock and an increase of $98,273,000 in Common Stock, resulting from the May 1996 initial public offering and the related conversion of Preferred Stock to Common, and increases of $6,318,000 in current liabilities and $8,452,000 in accumulated deficit, relating primarily to liabilities for merchandise purchases and store construction, repayment of short-term bank debt and operating losses for the first nine months of fiscal 1996.

PART II - OTHER INFORMATION:


ITEM 1 - LEGAL PROCEEDINGS -

         As previously reported in the Company's Form 10-Q for the quarterly period ended August 3, 1996, on July 23, 1996, Garden Botanika was named as defendant in a lawsuit filed by The Gap, Inc. in the United States District Court for the Northern District of California, alleging trade dress infringement and unfair competition in the design, marketing and sale of the Company's Transparencies line of personal care products. The parties have agreed in principle to settle this action. In accordance with the proposed settlement agreement, Garden Botanika has, among other things, changed elements of its merchandising and package design for the Transparencies line. The proposed settlement does not require payment of monetary damages, and the Company does not believe that the lawsuit or the proposed settlement has had or will have a material adverse effect on its business.


ITEM 2 - CHANGES IN SECURITIES -

         None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES -

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS -

         None


ITEM 5 - OTHER INFORMATION -

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a) Exhibit 11 (Calculation of Earnings Per Common and Common Equivalent Share) is attached.

         (b) Exhibit 27 (Financial Data Schedule)

         (c) No reports on Form 8-K were filed during the third quarter of fiscal 1996.

                                  SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GARDEN BOTANIKA, INC.
                                       ---------------------
                                       Registrant



December 3, 1996                       /s/ Michael W. Luce
----------------                       -------------------------------------
Date                                   Michael W. Luce
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



December 3, 1996                       /s/ Myron E. Kirkpatrick
----------------                       -------------------------------------
Date                                   Myron E. Kirkpatrick
                                       Vice President-Finance, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)

                             GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS


                                                                            (UNAUDITED)
                                                                            NOVEMBER 2,             FEBRUARY 3,
                                                                               1996                    1996
                                                                           -------------           -------------
                                         ASSETS
Current assets:
   Cash and cash equivalents                                               $   9,377,199           $   1,308,533
   Short-term investments                                                     19,506,098                    --
   Inventories                                                                19,899,448              10,176,172
   Prepaid expenses:
      Rent                                                                     1,066,987                 795,287
      Other                                                                    1,657,883               1,307,787
   Receivable from lessors                                                     4,722,417               1,638,933
   Other                                                                         119,646                 346,360
                                                                           -------------           -------------
        Total current assets                                                  56,349,678              15,573,072

Property and equipment:
   Leasehold improvements                                                     45,687,034              31,362,255
   Furniture and equipment                                                     7,939,146               5,002,216
   Equipment under capital lease                                                 261,483                 261,483
                                                                           -------------           -------------
                                                                              53,887,663              36,625,954
   Less accumulated depreciation and amortization                             (8,688,330)             (5,450,792)
                                                                           -------------           -------------
      Net property and equipment                                              45,199,333              31,175,162

Other assets                                                                     241,382                 388,345
                                                                           -------------           -------------
        Total assets                                                       $ 101,790,393           $  47,136,579
                                                                           =============           =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances                                 $   5,530,983           $   3,615,854
   Note payable to bank                                                             --                 2,540,000
   Accounts payable                                                           10,727,222               5,137,668
   Accrued salaries, wages and benefits                                        1,789,942                 780,155
   Accrued sales tax                                                             374,673                 297,046
   Other                                                                         806,452                 540,497
                                                                           -------------           -------------
        Total current liabilities                                             19,229,272              12,911,220

Deferred rent and other                                                        1,650,350               1,109,280
                                                                           -------------           -------------
        Total liabilities                                                     20,879,622              14,020,500

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
      10,000,000 and 3,694,031 shares authorized; 0 and 3,694,031
      issued and outstanding                                                        --                42,026,441
   Common  Stock, $.01 par value;
      36,092,374 shares authorized; 7,067,449 and 268,546 issued
      and outstanding                                                         98,487,169                 214,271
   Accumulated deficit                                                       (17,576,398)             (9,124,633)
                                                                           -------------           -------------
        Total shareholders' equity                                            80,910,771              33,116,079

        Total liabilities & shareholders' equity                           $ 101,790,393           $  47,136,579
                                                                           =============           =============

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS


                                                                                          (UNAUDITED)
                                                              ---------------------------------------------------------------------
                                                                        QUARTER ENDED                       NINE MONTHS ENDED
                                                              -------------------------------       -------------------------------
                                                               NOVEMBER 2,        OCTOBER 28,        NOVEMBER 2,        OCTOBER 28,
                                                                  1996               1995               1996               1995
                                                              ------------       ------------       ------------       ------------

Net sales                                                     $ 17,681,432       $ 10,671,151       $ 51,244,849       $ 30,341,457
Cost of sales (including buying and occupancy costs)            11,048,871          6,501,305         30,772,936         17,875,289
                                                              ------------       ------------       ------------       ------------
      Gross margin                                               6,632,561          4,169,846         20,471,913         12,466,168

Operating expenses:
   Stores and catalog                                            8,134,631          4,177,732         22,037,311         11,305,300
   General and administrative                                    2,226,522          1,589,082          6,359,610          4,297,782
Preopening expenses                                                538,362            338,423          1,144,204            580,731
                                                              ------------       ------------       ------------       ------------
      Operating loss                                            (4,266,954)        (1,935,391)        (9,069,212)        (3,717,645)

Interest income (expense), net                                     486,731            (50,878)           617,447             68,826
                                                              ------------       ------------       ------------       ------------
      Net loss                                                $ (3,780,223)      $ (1,986,269)      $ (8,451,765)      $ (3,648,819)
                                                              ============       ============       ============       ============


Net loss per share, giving effect to the conversion
   of all Preferred shares to Common                          $      (0.53)      $      (0.54)      $      (1.45)      $      (0.98)

Weighted average Common and Common
   equivalent shares                                             7,067,310          3,707,462          5,838,964          3,706,984




   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                                     (UNAUDITED)
                                                                                                   NINE MONTHS ENDED
                                                                                        -----------------------------------
                                                                                         NOVEMBER 2,            OCTOBER 28,
                                                                                            1996                   1995
                                                                                        ------------           ------------
Cash flows from operating activities:
   Net loss                                                                             $ (8,451,765)          $ (3,648,819)

   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                        3,492,766              2,111,690
      Loss on retirement of property and equipment                                           236,181                 61,717
      Changes in assets and liabilities:
        Inventories                                                                       (9,723,276)            (4,560,901)
        Prepaid rent  and other assets                                                    (3,331,603)              (581,967)
        Accounts payable and checks drawn in excess of bank balances                       7,504,683              3,833,605
        Accrued expenses                                                                   1,353,369               (225,353)
        Deferred rent and other                                                              541,070                361,535
                                                                                        ------------           ------------
          Total adjustments                                                                   73,190              1,000,326
          Net cash used by operating activities                                           (8,378,575)            (2,648,493)

Cash flows from investing activities:
   Purchase of short-term investments                                                    (19,506,098)                  --
   Additions to property and equipment                                                   (17,753,118)           (12,155,647)
                                                                                        ------------           ------------
          Net cash used by investing activities                                          (37,259,216)           (12,155,647)

Cash flows from financing activities:
   Sale of stock                                                                          56,191,189              9,920,081
   (Payments)/advances on note payable to bank, net                                       (2,540,000)             4,600,000
   Other                                                                                      55,268                 17,141
                                                                                        ------------           ------------
          Net cash provided by financing activities                                       53,706,457             14,537,222

Increase/(decrease) in cash and cash equivalents, net                                      8,068,666               (266,918)
Cash and cash equivalents, beginning of period                                             1,308,533              1,038,373
                                                                                        ------------           ------------

Cash and cash equivalents, end of period                                                $  9,377,199           $    771,455
                                                                                        ============           ============

Supplemental disclosures:
   Cash paid for interest                                                               $    302,307           $     27,561
   Cash paid for income taxes                                                                   --                     --



   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 2, 1996 (UNAUDITED)


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


3. The results of operations for the quarterly and nine-month periods ended November 2, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Historically, 45% to 50% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays and changes in the Company's product mix.


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


5. On October 14, 1996, the Company's Board of Directors authorized and the Compensation Committee approved the granting of non-qualified options to purchase 449,635 shares of Common Stock at $8.625 (the closing price of the Company's Common Stock on that date) to approximately 130 officers and employees of the Company in connection with annual performance reviews. These options, which vest 25% per year over four years, were not granted under the terms of the Company's 1992 Combined Incentive and Nonqualified Stock Option Plan (the "1992 Plan"). The Company intends to request shareholder approval of an amendment to the 1992 Plan, increasing the number of authorized options and bringing the October 1996 grants under its provisions.

                                 Exhibit Index



Exhibit 11   (Calculation of Earnings Per Common and Common Equivalent Share)