Form 10-K
period 1997-02-01
GARDEN BOTANIKA INC
filed 1997-04-24
CIK 892335

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-27920

                             GARDEN BOTANIKA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                    91-1464962
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                             8624 - 154TH AVENUE NE
                           REDMOND, WASHINGTON 98052
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 881-9603
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

     The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 10, 1997, was $35,324,436. The aggregate market value was computed by reference to the average bid and asked price of the stock on the Nasdaq National Market on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 6,210,890 shares. In making such calculation, the Registrant does not determine the affiliate or nonaffiliate status of any shareholder for any other purpose.

     The Registrant had 7,069,098 shares of Common Stock, $0.01 par value, outstanding at April 10, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Garden Botanika, Inc. ("Garden Botanika" or the "Company") is a rapidly growing retailer of high quality, reasonably priced personal care products. The Company's proprietary products encompass such categories as color cosmetics, skin care, fragrances, bath and body care and related accessories and gifts. Garden Botanika develops its branded products and distributes them for sale through its 259 Company-owned and -operated specialty retail stores in 41 states nationwide and the Company's catalog. Since it commenced operations in 1990, the Company's primary goal has been to establish Garden Botanika as among the most recognized and respected brands of personal care products in the markets in which it competes. The Company believes that its strong brand identity is based upon (i) high-quality products with botanically based formulations subject to strict ingredient guidelines; (ii) its value-oriented pricing and promotional strategies; and (iii) a high-quality store experience, which the Company provides through its upscale store design, excellent customer service and the visual presentation of its products and signage.

     Garden Botanika's marketing and merchandising efforts primarily target 30- to 45-year-old working women who have traditionally purchased skin care and cosmetic products from mall-based department stores and who utilize quality personal care products both on a daily basis and as an affordable luxury item. The Company believes these women are seeking better pricing without having to sacrifice high quality and service, and that increasingly they will be looking to personal care products to mitigate the impact of aging. Garden Botanika also believes that its marketing strategy has been successful in attracting a broad cross-section of other consumers beyond its primary target. The Company is seeking to capitalize on its broad appeal and to extend its customer base by means of its promotional activities, wide gift assortments, new product offerings and innovative visual displays.

     After opening 167 stores in fiscal 1995 and 1996, which broadened the Company's operations to include most major U.S. markets, the Company's plans call for opening approximately 30 additional stores in fiscal 1997, with new stores being concentrated in existing markets in order to increase local awareness of the Garden Botanika brand. Garden Botanika achieved average annual sales per square foot of $387 in fiscal 1996, at the end of which the average age of its stores was 20 months. The Company's comparable store sales increased 34%, 16% and 7% during fiscal 1994, 1995 and 1996, respectively.

INDUSTRY OVERVIEW

     The highly fragmented personal care products industry, which includes color cosmetics, skin care, fine fragrances and bath and body care, has annual sales nationwide in excess of $20 billion. Historically, a leading distribution channel for such products has been mall-based department stores. The Company believes that consumer preferences have shifted in recent years to favor distribution channels offering generally lower prices and a less intimidating sales environment, such as drugstores, mass merchandisers, television "infomercials" and, to an increasing extent, specialty retailers.

     The Company believes that, in targeting their respective market segments, department stores on the one hand and the lower-priced mass distribution channels on the other did not address or serve adequately a significant market consisting of customers seeking a combination of quality products and reasonable pricing. A number of specialty retailers, including Garden Botanika, have addressed this market need by positioning themselves as alternatives to the high-priced, high-quality designer brands offered by department stores and the low-priced products sold by drugstores, mass merchandisers and supermarkets. Within the personal care segment of specialty retailers, Garden Botanika has sought to distinguish itself by its high-value, quality branded product assortment, emphasizing color cosmetics, skin care and fine fragrance, and by its customer service. The Company believes these qualities also allow it to compete successfully for the personal care business of both department stores and the mass outlets.

MERCHANDISING

     Product Quality. Garden Botanika develops its personal care products with high-quality ingredients, using botanical extracts and natural plant oils in its formulations. New products undergo appropriate quality and stability testing, and the Company's policy is to utilize ingredients of the highest purity available for use in personal care products. The Company's in-house quality control activities exist alongside, and are run in conjunction with, its manufacturing operations in Oceanside, California.

     Garden Botanika's strict ingredient policy is a major factor underlying the quality of the Company's products. Garden Botanika believes that botanical ingredients are more appealing to its customers because they are perceived to be safer and more effective than many synthetic substances. Garden Botanika also believes that its customers value the Company's use of ingredients that have been tested through centuries of historical use. The Company avoids the use of petrochemical oils and comedogenic materials that can block pores and cause blemishes, as well as many common allergens. Many of the ingredients that the Company avoids, such as mineral oil and petrolatum, are used regularly by some of its competitors. Garden Botanika's strict ingredient policy has also led to the development and successful introduction of products and product lines that the Company believes are unique in its industry. For example, the Company's Natural Color line of color cosmetics is based on corn starch and natural plant oils, instead of talc and mineral oil that are used in the products of some of its competitors. Customer surveys and comments received on feedback forms distributed by the Company demonstrate that Garden Botanika's customers recognize the quality and efficacy of its products.

     Product Assortment. While all Garden Botanika products feature a high level of functional quality, care has also been taken to maintain a sense of variety and fun in the Company's product assortment. Garden Botanika blends high-quality personal care products with an array of colorful and novel impulse and gift items, which is accomplished, in part, through the use of color, fragrance and customization. For example, the Transparencies fragrance and bath assortment uses the principle of a color multiplier (with a single product available in various colors and fragrances) to create a strong visual impact. Garden Botanika customers also enjoy the opportunity to develop personal fragrances that can be blended into a dozen different products at each store's custom fragrance counter or to have personalized gift baskets made at the point of purchase. An extensive collection of complementary accessory items, ranging from overnight moisture gloves to scented candles and potpourri, are color-coordinated with related products in order to add to the broad appeal of the Company's merchandise assortment. Complementary accessories are intended to engage the senses and encourage customers to extend a personal care product selection to include a larger family of products. The combination of sight, smell and touch is meant to inspire add-on sales and heighten the customer's experience of Garden Botanika's products and the ambiance of its stores.

     In addition to offering conventional personal care lines such as cosmetics and skin care, Garden Botanika has developed specialty branded product lines to reinforce the uniqueness and expand the base of the Company's proprietary products. These product lines include the Spa Botanika line, which is intended to offer affordable luxury items such as body polishers, muds, soaks, tonics and special shampoos; the Sun & Sport line, which treats skin exposure and fatigue with specially formulated lotions and soaks, as well as offering water-resistant sunblocks and self-tanning creams; the Botanika for Men line, which uses ingredients specifically designed for men's skin, hair and shaving needs; and the Prefix line, which is designed to correct a woman's skin and facial imperfections before she applies her basic makeup. The Company also develops new lines to capitalize on market trends, such as its Transparencies line of bright and fresh fragrances and its Garden Botanika At Home line of home fragrance and related products, such as scented candles and pomanders, that can extend the use of a selected scent outside of the bath and throughout the home. The Company is committed to the development of further extensions of its brand identity and intends to introduce new specialty branded product lines in the future on a regular basis.

     Product Lines and Categories. More than 95% of the items available for sale in the Company's stores and through its catalog are proprietary Garden Botanika products. Since the Company began doing business in 1990, its principal product categories have included skin care, bath products, body care and custom fragrances. Color cosmetics, which were first offered in the fall of 1992, have also become one of the Company's principal product categories. The Company tracks sales of its accessories and of its custom- and ready-made gifts as distinct product categories and, together, these categories have consistently accounted for approximately 15% of the Company's sales. The Men's Care line, which was part of Garden Botanika's initial product assortment, was expanded and re-introduced in 1996 as Botanika For Men. In fiscal 1991, the Company began to expand its specialty branded products with, among others, the Sun & Sport line. In fiscal 1993, the Company added the Spa Botanika line to its list of specialty branded products. In fiscal 1996, in addition to two new fine fragrances and the re-introduced men's line, the Company added Prefix, a line of skin correctives and facial primers; Transparencies, a line of personal care and related products featuring bright and fresh scents; and Garden Botanika At Home, a distinctive line that extends fragrance selections to include, among other products, candles, air fresheners and pomanders, in addition to selected personal care products. In fiscal 1994, the Company introduced its first fine fragrance, Vanilla Dawn; in 1996, it introduced both Garden Botanika the Fragrance and Impetuous; and in April 1997, it introduced Perspective, all of which are fine fragrances that the Company markets as specialty brands. Specialty lines currently constitute approximately 20% of the Company's sales.

     A description of the Company's principal product lines and categories is set forth below.

 PRODUCT LINE/CATEGORY                         DESCRIPTION
------------------------    -------------------------------------------------
Color Cosmetics             Eyeshadows, nail polish, lipsticks, foundations
                            and powders
Skin Care                   Cleansers, exfoliants, toning lotions, moisture
                            creams, eye treatments and masks
Bath and Body Care          Bath oils, moisturizers, shower gels, soaps, body
                            scrubs and massage oils
Aromatics                   Hand and body lotions, bubble bath, shower gels
                            and shampoos
Transparencies              Eau de Parfum, body lotions and body wash,
                            candles and potpourri
Custom Fragrances           Perfume oils, colognes, shampoos, body lotions,
                            bath oil and bubble bath
Gift Baskets                Prepackaged and custom assortments, primarily of
                            Aromatics and bath and body care products
Accessories                 Bath brushes and sponges, combs, spa gloves,
                            candles, massagers, potpourri, cassette tapes and
                            compact discs
Prefix                      Skin color corrector creams; lip pumice and lip
                            protectors; brow gels; and lash, lip and
                            eyeshadow primers
Hair Care                   Shampoos, color-enhancing shampoos, conditioning
                            rinses, styling gels and finishing sprays
Garden Botanika At Home     Bath powders, hand and shower creams, scented
                            soaps and candles, pomanders and room spray
Spa Botanika                Mineral soaks, mud masks, face tonics, body
                            washes, body cleansers and clarifying shampoos
Botanika For Men            After-shave, face wash, shaving gel, shaving
                            creams, hair thickening shampoos and conditioners
Sun & Sport                 Body moisturizers and gels, sunblock, muscle
                            soak, self-tanning creams and sport shampoos
Fine Fragrance              Vanilla Dawn; Garden Botanika the Fragrance;
                            Impetuous and Perspective

     Product Pricing. Garden Botanika is committed to providing high value to its customers. The Company seeks to price its products at a substantial discount to those offered at department stores for comparable products, and, as a result, the Company's prices are often near the top of the range of prices for similar products offered by drugstores, mass merchandisers and supermarkets. Promotional offerings may provide greater savings to customers. As part of its pricing policy, the Company regularly monitors the price levels of comparable products offered by its competitors, including specialty retailers, and Garden Botanika is committed to making pricing adjustments to ensure that its products remain competitive.

     Packaging. The Company believes that attractive merchandise displays and well-designed, aesthetically pleasing product packaging play an important role in enhancing the image of its products and the Garden Botanika brand name. With its basic toiletries (bath, skin, body and hair care), Garden Botanika generally seeks to minimize layers in its packaging while maintaining a distinctive visual image. While the packaging of each product classification shares certain common elements, the graphic designs are unique to increase the ease of category identification. The Company regularly bundles several related products together, which are then offered at a discount from the purchase price of each item alone. Such bundled discounts are characteristic of both the Company's promotions and its gift lines. The Company's packaging has won several awards for both bottle design and the graphic presentation of its labels.

NEW PRODUCT DEVELOPMENT

     Garden Botanika is committed to the introduction of new products and formulations on a regular basis. The Company also devotes substantial resources to monitoring which products are becoming more or less important to its customers and uses this information in its new product development efforts. For example, soon after consumers showed interest in products containing alpha hydroxy acids, the Company introduced its Skin Renewing treatment and lotion with a fruit-based acid complex. Similarly, the Company's Transparencies line has capitalized on a market trend for bright and fresh fragrances (in contrast, for instance, to traditionally heavier floral scents). Garden Botanika continues to tailor product offerings in response to customer comments, product rankings and sales results. Since its inception, an average of approximately 25% of the Company's product assortment offered in any one year was first introduced during that year. The Company believes that its ability to develop, test and market new products has been a key element to its success and that new product development helps reinforce the appealing, fresh nature of the Garden Botanika brand.

     In October 1995, the Company's new product development efforts were enhanced with the acquisition of substantially all of the assets of Innovative Biosciences Corporation ("IBC"), a personal care product manufacturer located in Oceanside, California, and the employment by the Company of its principal product developer and an additional research chemist. Prior to the acquisition, IBC had been one of the Company's suppliers and had originated a majority of the Company's proprietary formulas. The Company's control of its product development and manufacturing capabilities allows for in-house research and development and the introduction of new products more quickly and at a lower cost. In addition, the laboratory capabilities acquired allow the Company to conduct quality testing of the products it manufactures as well as those products produced for Garden Botanika by outside suppliers.

     In addition to its proprietary personal care products, the Company has recently begun to offer a wider variety of accessories, ranging from towel racks to stuffed animals and decorative baskets, that are intended to enrich and add further to the color dimension of the Garden Botanika brand. Many accessories are tied to holiday events and are meant to encourage seasonal giving. At the same time, the addition to the Garden Botanika catalog of accessories with higher price points is intended to increase the purchase price of the average mail-order, thereby promoting profitability. Garden Botanika's merchandisers seek popular accessories, which are generally obtained from third-party suppliers, that will complement the Company's core product line.

STORE ENVIRONMENT

     The Company seeks to offer a uniquely attractive store environment that showcases its product offerings and promotes product testing and trial by its customers. Garden Botanika's brightly lit stores are designed to project an inviting, upscale atmosphere and to reinforce the Company's distinctive brand image. The current design of the Company's stores incorporates neutral white fixtures with merchandise displays and product arrangements that are designed to allow for self-selection. Simply designed shelves showcase the Company's products, which are segmented by function and product line. Brief descriptions that highlight product benefits and ingredients are posted on shelves next to each product and provide an information-rich environment. To further encourage hands-on interaction with the merchandise, the Company intends to supplement shelf displays with additional floor displays and selling stations, featuring selected products throughout its stores. In addition, Garden Botanika's friendly and knowledgeable sales associates encourage customers to sample products as well as educate customers concerning the benefits of the products' ingredients.

     In addition to providing product testers, Garden Botanika's stores feature custom fragrance bars that allow customers to mix and match up to 65 fragrances to develop their own personal fragrances. Stores also offer a wide assortment of prominently displayed, specially priced starter selections to encourage product trial by new customers. In addition, as new products and promotions are offered, the Company tests reconfigurations of its store merchandise displays to maintain the stores' fresh, contemporary look. In most stores, functional sinks allow customers to test and handle certain of the Company's products. Management generally believes that emphasizing in-store product experimentation encourages customers to shop for an extended period and promotes impulse and add-on purchases.

     Since opening its first store in August 1990, Garden Botanika has continually refined and improved its store design to position itself and establish its distinctive image in the marketplace. In 1993, the Company won "Retail Store of the Year" honors for small, non-apparel stores from Chain Store Age for its store design. In July 1994, the Company introduced a new prototype design for its stores and has incorporated many of these design elements in all new store locations. When an appropriate opportunity exists, the Company may relocate or upgrade an existing store. With an average store age of 20 months at February 1, 1997, approximately 85% of the Company's stores were of the latest prototype design.

     In August 1996, Garden Botanika opened its first store incorporating a Color Studio into its latest prototype design, with makeover stations and a significantly expanded assortment of color cosmetics displayed to allow for in-store experimentation and trial. The Company's staff for its Color Studio stores includes sales associates with special training and expertise who can demonstrate the latest make-up techniques and suggest the colors and products that would suit each particular customer best. Twelve of the 101 new stores opened in fiscal 1996 contained Color Studios, and two stores were remodeled in fiscal 1996 to become Color Studio stores. Because of the initial success of this new format, the Company anticipates that approximately 85% of the new stores scheduled to open in fiscal 1997 will contain a Color Studio. The Company believes that the higher cost of building and operating its Color Studio stores will be justified by their higher sales productivity.

     From fiscal 1991 to fiscal 1996, excluding the Color Studio stores, the average size of the new stores opened in each fiscal year increased from 765 to 1,313 square feet to accommodate the Company's expanding product assortment and merchandising displays. The 12 Color Studio stores opened in fiscal 1996 averaged 1,725 square feet per store.

     The Company maintains a uniform high operating standard by requiring that each store follow procedures set forth in store presentation manuals. Adherence to these standards is monitored by monthly visits and detailed evaluations by the district manager responsible for each store. As the Company opens new stores, it hires additional district managers to allow for continued effective supervision.

MARKETING

     The Company's marketing strategy is to create brand awareness; encourage trial purchases through high-value promotional offerings and bright, inviting visual displays; educate prospective customers about the benefits of Garden Botanika's products; and promote repeat business by reinforcing positive experiences with the Company's products. Catalog operations have also been an important element of Garden Botanika's efforts to create brand awareness and encourage store visits. The Company typically uses its in-house mailing list of store customers to target catalogs, direct-mail postcards and folios to support promotions and new product introductions, which are reinforced with point-of-sale materials. The Company also has developed a "Grand Opening" catalog for use in new markets where it plans to open a store. For such markets, the Company obtains a list of the households in the new store's primary trading area that most closely match profiles of the Company's most active customers. Catalogs and promotional materials are then mailed to approximately 10,000 of these targeted customers to build brand awareness and enthusiasm for each new store. The Company's in-house list of store customers currently consists of approximately 2.5 million names.

     Garden Botanika also operates a mail-order division for sales to customers who are outside of areas served by its stores, or who simply prefer to purchase by mail or telephone. In fiscal 1996, the Company committed significant resources in mailings to new prospects to build a "house file" of mail-order customers. In fiscal 1997, the Company intends to significantly decrease prospect mailings and focus its efforts on the more productive house file of established and active mail-order customers. While this will result in lower mail-order circulation and, the Company believes, lower mail-order sales, the strategy is intended to significantly reduce mailing and printing costs and thereby promote the Company's goal of overall profitability.

     The Company also relies on highly visible store locations and signage, an attractive store design, inviting visual presentations of its products, and word-of-mouth advertising to attract prospective customers into its stores. Brochures and information-rich displays that reinforce the association of the Garden Botanika brand with high quality and value are also important aspects of the Company's marketing strategy. Garden Botanika offers value-priced bundles of many of its most popular products on a regular basis to promote trial use. These and other in-store promotions account for approximately one-third of the Company's sales. To build customer loyalty and develop repeat customers, the Company offers a frequent-shopper program, the "Garden Club," whereby purchasers of $100 in merchandise can receive a $10 credit toward the purchase of additional products. In addition, the Company seeks to be viewed as a responsible member of its community and sponsors a variety of public relations activities, including holiday donations to CARE, a worldwide hunger relief effort.

CUSTOMER SERVICE

     Garden Botanika is committed to achieving customer satisfaction and to building a loyal customer base by providing a high level of knowledgeable, attentive and personalized customer service. The Company believes that educating consumers about the benefits of its product offerings is a critical component of its success, and management considers its sales associates' knowledge of the Company's customers and products to be essential to its marketing approach and customer satisfaction. To ensure knowledgeable, responsive sales associates, the Company has devoted significant resources to developing and implementing employee training and incentive programs. The Company trains its sales associates to inform customers about new product offerings and to suggest products that suit each customer's specific needs. The Company's return policy permits customers who are not completely satisfied with their purchases to return items for an exchange, credit or refund. The Company also monitors the level of customer service on an on-going basis through various initiatives, such as customer comment forms. In addition, the Company uses a professional service to shop its stores anonymously and to prepare detailed reports on each store's performance on a monthly basis.

STORE LOCATIONS

     In selecting new store sites, the Company seeks high-traffic locations within regional malls, generally ranging from 1,200 to 1,500 square feet for its traditional stores and from 1,500 to 2,100 square feet for its newer Color Studio format. Based on the broad appeal of its concept, the Company believes it can open stores in a variety of markets. The Company conducts extensive analyses of potential store sites and bases its selection on the performance of other specialty retail tenants, the perceived strength of the mall's anchor stores, the size of the mall and the demographics of the surrounding area. Although the Company's current stores are located primarily in regional malls, it has also opened two stores, on an experimental basis, in smaller neighborhood "strip malls" in established markets for the convenience of its more frequent customers and to attract customers who may not shop at the larger malls. The Company intends to continue experimentation with neighborhood locations in fiscal 1997, and, in addition, is evaluating other alternative locations.

     The following map and list of stores show the location of each of Garden Botanika's 259 stores as of April 10, 1997:

                                    U.S. MAP

ALABAMA(1)
Birmingham

ARIZONA (4)
Mesa
Phoenix
Tucson
Flagstaff

CALIFORNIA (31)
Arcadia
Brea
Burlingame
Carlsbad
Cerritos
Corte Madera
El Cajon
Escondido
Glendale
Laguna Beach
Lakewood
Los Angeles
Montebello
Montclair
Moreno Valley
National City
Newport Beach
Palm Desert
Palo Alto
Pleasanton
Redondo Beach
Riverside
San Diego
San Luis Obispo
Santa Ana
Santa Barbara
Santa Monica
Santa Rosa
Valencia
West Covina
Westminster

COLORADO (4)
Aspen
Aurora
Boulder
Littleton

CONNECTICUT (4)
Danbury
Glastonbury
Meriden
Waterford

DELAWARE (2)
Newark
Wilmington

FLORIDA (22)
Altamonte Springs
Boynton Beach
Brandon
Coral Springs
Fort Myers
Jacksonville
Melbourne
Miami(2)
Naples
Ocala
Ocoee
Orlando
Palm Beach Gardens
Panama City
Pembroke Pines
Plantation
Sanford
Sarasota
Tallahassee
Tampa(2)

GEORGIA (6)
Atlanta
Augusta
Columbus
Duluth
Kennesaw
Macon

ILLINOIS (10)
Aurora
Champaign
Chicago(2)
Joliet
Lincoln Park
Lombard
Skokie
Vernon Hills
West Dundee

INDIANA (9)
Bloomington
Fort Wayne
Greenwood
Indianapolis(2)
Lafayette
Merrilville
Mishawaka
Terra Haute

IOWA (5)
Cedar Falls
Cedar Rapids
Davenport
Iowa City
Sioux City

KANSAS(1)
Overland Park

KENTUCKY (3)
Bowling Green
Florence
Louisville

LOUISIANA (2)
Baton Rouge
Lafayette

MAINE (1)
South Portland

MARYLAND (7)
Annapolis
Baltimore
Bethesda
Laurel
Owings Mills
Pikesville
Wheaton

MASSACHUSETTS (9)
Berlin
Braintree
Brookline
Burlington
East Taunton
Holyoke
N. Attleboro
Natick
Peabody

MICHIGAN (4)
Grand Traverse
Lansing
Troy(2)

MINNESOTA (6)
Bloomington
Burnsville
Edina
Minneapolis
Minnetonka
Rochester

MISSISSIPPI (2)
Ridgeland
Tupelo

MISSOURI (3)
Columbia
Kansas City
St. Louis

NEBRASKA (1)
Omaha

NEVADA (2)
Henderson
Reno

NEW HAMPSHIRE (2)
Nashua
Salem

NEW JERSEY (11)
Deptford
Edison
Freehold
Hackensack
Lawrenceville
Livingston
Mays Landing
Paramus
Shrewsbury
Toms River
Westfield

NEW MEXICO (2)
Albuquerque(2)

NEW YORK (14)
Albany
Bay Shore
Buffalo
Clay
Garden City
Hicksville
Huntington Station
Johnson City
Lake Grove
Poughkeepsie
Rochester
Saratoga Springs
Syracuse
Yorktown Heights

NORTH CAROLINA (7)
Durham(2)
Fayetteville
High Point
Pineville
Rocky Mount
Wilmington

OHIO (9)
Akron
Beachwood
Cincinnati
Dayton
Elyra
Niles
North Olmstead
Parma
Youngstown

OKLAHOMA (2)
Oklahoma City (2)

OREGON (7)
Beaverton
Eugene
Portland(4)
Tigard

PENNSYLVANIA (15)
Allentown
Chestnut Hill
Exton
Harrisburg
King of Prussia
Lancaster
Langhorne
Media
North Wales
Philadelphia
Pittsburgh(2)
Scranton
Willow Grove
York

RHODE ISLAND (1)
Warwick

SOUTH CAROLINA (4)
Charleston
Columbia
Greenville
Spartanburg

SOUTH DAKOTA (1)
Sioux Falls

TENNESSEE (6)
Antioch
Goodlettsville
Knoxville
Memphis(3)

TEXAS (14)
Arlington
Cedar Park
Dallas(3)
Fort Worth
Houston(3)
Lewisville
San Antonio
Sugar Land
Tyler
Woodlands

UTAH (1)
Murray

VIRGINIA (7)
Arlington
Charlottesville
Chesapeake
Richmond(2)
Roanoke
Virginia Beach

WASHINGTON (13)
Bellevue
Bellingham
Everett
Kennewick
Lynnwood
Puyallup
Seattle(2)
Silverdale
Spokane
Tacoma
Tukwila
Vancouver

WISCONSIN (4)
Eau Claire
Greendale
Milwaukee(2)

STORE OPERATIONS

     Management and Employees. The Company's stores are organized into two geographic regions (East and West), each of which has a regional director who is responsible for the store operations within her region and who reports to the Company's Vice President -- Stores. The Company's 25 district managers report to the regional directors and frequently visit the cluster of approximately eight to fifteen stores within their respective geographic areas to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff of a Garden Botanika store consists of one store manager, one assistant store manager and six to eight additional hourly sales associates, most of whom work part-time. The typical Color Studio store staff includes a second assistant store manager and a total of eight to 10 hourly sales associates.

     In order to maintain its high operating standards, the Company seeks to recruit as its new store managers individuals who have a minimum of two years' experience as a store manager in the specialty retail environment, and, at the district manager level, the Company seeks individuals who have a minimum of three years' comparable experience as a district manager. To allow increased opportunities for promotion internally, the Company has instituted a Senior Store Manager program, which allows individuals to work closely with a district manager as a trainee. The Company intends for store employees to focus substantially all of their efforts on customer service. As a consequence, the Company has centralized as many administrative functions as possible, including all buying, development of in-store merchandising displays, inventory allocation, human resources and accounting functions, at its Redmond, Washington corporate office.

     Training and Compensation. New store employees typically receive approximately 16 hours of initial training, with emphasis on product knowledge, merchandising standards and operating guidelines, which include customer service and sales techniques. Because of the wider product assortment and makeover opportunities, an additional eight hours of training are given to all employees of the Color Studio stores prior to opening. Store managers are also required to complete a training program of approximately three weeks' duration, during which they are instructed in the technical aspects of personal care products, communication skills and employee relations. New store and district managers are typically required to work alongside individuals in comparable positions for two to three weeks before they are asked to perform their duties without direct supervision. The Company has found that such hands-on training, together with the use of detailed operating and training manuals, is a highly effective way to introduce new managers to the Garden Botanika concept, and independent shopping reports indicate the Company has been able to maintain its high store operating standards throughout recent years of rapid expansion. Performance appraisals and product manuals are also used to help ensure that sales associates are thoroughly familiar with the Company's product offerings. Training bulletins are distributed from the Company's headquarters on a regular basis to educate store managers and sales associates about new products as they are introduced.

     District managers participate in an incentive plan that ties compensation awards to the achievement of specified sales and other financial performance criteria, and each store manager receives a commission based on a percentage of store sales. The Company also seeks to instill enthusiasm and dedication in its sales associates through targeted promotions, including prizes for successful sales efforts, and regularly solicits employee suggestions regarding store operations.

SUPPLIERS AND PURCHASING

     The Company deals with its suppliers principally on an order-by-order basis and, with the exception of certain packaging orders, has no long-term purchase contracts or other contractual assurance of continued supply or pricing with its suppliers. In fiscal 1996, the Company's largest supplier, Randall International, accounted for approximately 11% of the Company's purchases, and approximately 65% of the Company's purchases of raw materials, finished products, packaging and other supplies were obtained from its 15 largest suppliers. During that time, a significant portion of the Company's merchandise purchases originated from independent foreign manufacturers, located primarily in the Far East, Canada and Germany, with the majority of those purchases consisting of finished accessories and packaging. The Company has not experienced and does not anticipate any significant difficulty in obtaining satisfactory or adequate sources of supply.

     In October 1995, Garden Botanika acquired a manufacturing facility in Oceanside, California that, depending on seasonal needs, employs between 20 to 30 persons. Because of its manufacturing capabilities, the Company now has additional flexibility to introduce new products more quickly and supply various quantities more efficiently than had been possible through outside suppliers. The Company also uses its manufacturing capability for control over research and new product development and for quality control testing of Garden Botanika products produced both internally and by contract manufacturers. Based on the current capabilities of its manufacturing division and available equipment, the Company contemplates manufacturing approximately 20% of its production requirements from its own facilities; however, this percentage may change depending upon, among other things, the extent of further investment in the Company's manufacturing capabilities.

     The Company maintains its own central buying staff, which negotiates payment terms and discounts and generally determines inventory allocation among the stores. In many instances in which the Company does not manufacture products itself, its ownership of substantially all of its formulas allows it to obtain favorable pricing through competitive bidding. The Company's buyers consistently utilize computerized management information systems to monitor the flow of merchandise through its stores and seek to ensure that in-stock availability will be maintained in accordance with customer demands and the specific requirements of each store. However, because of the lead time required for manufacturing and the unanticipated popularity of certain new product introductions, the Company has occasionally experienced in-store shortages of particular items.

DISTRIBUTION

     Management believes that the Company's retail store distribution system allows it to support a wide selection of inventory in its stores while minimizing inventory requirements and maintaining effective inventory control. In June 1996, the Company relocated and consolidated its distribution facilities into a single facility, consisting of approximately 92,000 square feet, in Ontario, California. The Company expects to obtain a 13-month lease extension for this facility, which would expire July 1, 1998, and to expand its occupancy under the same roof to occupy a total of 110,000 square feet commencing May 15, 1997.

     Merchandise is delivered by suppliers to the Company's distribution facilities, where relevant information is entered into the Company's computerized management information system. Merchandise is then allocated to stores on the basis of sales trends, historical patterns and anticipated responses to special promotions. Inventory is typically shipped to stores on a weekly or biweekly basis using an independent delivery service, thereby providing each store with a steady flow of merchandise. The Company strives to keep substantially all of its in-store inventory on display and available for sale. The Company's information and control systems have enabled management to manage store inventories and ensure better in-stock availability by tracking local preferences and historical merchandise sales of each store.

CATALOG OPERATIONS

     The Company's catalogs are distributed both to store and to mail-order customers, using separate lists maintained by the Company. Each edition of the catalog is used as an advertising piece to promote in-store visits, while also offering Garden Botanika's mail-order customers a comprehensive assortment of products. In addition, the catalog has been used successfully to introduce new Garden Botanika stores to customers in markets where the Company has not previously operated a store. The Garden Botanika catalog was first introduced by the Company in the third quarter of fiscal 1994, and its success has been measured, in part, by the sales increases experienced at the Company's stores in the periods immediately following a catalog's "in-home" distribution date. In 1994, the Company won the "Gold Award" for the best new consumer catalog from the American Catalog Awards, sponsored by Catalog Age, a leading industry publication.

     The Company's overall catalog strategy has been focused on the acquisition of additional names and improved segmentation of prospective and active customer files, so that mailings can be directed most effectively. In fiscal 1997, as the second part of a two-year strategy, the Company intends to mail only to the most productive segments of its active store customer lists and to significantly decrease prospect mailings for mail-order sales, thus focusing its marketing efforts on the more productive house file of established and active mail-order customers. While this will result in lower circulation and is expected to reduce mail-order sales, the strategy will also significantly reduce mailing and printing costs and is intended to further improve the Company's goal of overall profitability. In fiscal 1996, the Company prepared and circulated 11 editions of its catalog, which averaged 32 pages with total mailings of approximately 15.9 million. This compares with total mailings of approximately five million in fiscal 1995.

     The Company's mail-order management staff includes a director and three managers who handle the merchandise, call center and order fulfillment functions. The Company began its mail-order operations by using a contract company to manage its call center and order fulfillment functions but assumed responsibility for these functions after the first year. The Company currently uses a combination of in-house marketing support and an outside catalog design agency to monitor the catalog production process and develop effective catalog presentations, emphasizing functional information about the Company's products.

MANAGEMENT INFORMATION SYSTEMS

     Garden Botanika's management information systems include fully integrated store, distribution, manufacturing and financial systems. These systems utilize UNIX-based minicomputers to run third-party software, and the Company currently relies on two related outside vendors for both its software and the day-to-day support of its systems. Sales information is updated daily in the sales audit and merchandise reporting systems by polling transaction data from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, scanning of bar-coded tickets and capture of credit information and payroll hours. The POS system also tracks store-initiated transfers, which are uploaded to the host system, and price changes, which are downloaded into the POS devices. Nightly communication with the stores enables the Company to receive store transfer and physical inventory details and updates for the Company's in-house customer database. Information obtained from nightly polling also results in automatic merchandise replenishment on a weekly or biweekly basis in response to the specific SKU requirements of each store. The Company evaluates information obtained through such reporting to implement decisions regarding merchandising assortment, allocation and markdowns. In addition, this information allows the Company to forecast purchasing requirements for its distribution center based on the combination of recent sales trends and historical purchase patterns. In fiscal 1996, the Company successfully installed a computerized warehouse management system at its distribution center, which tracks and directs, as needed, inventory, warehouse space and labor resources. In fiscal 1996, the Company also acquired and successfully installed an integrated manufacturing information system, which is designed to interface with its basic retail information system. This new system can monitor work-in-progress, project inventory requirements from third-party suppliers and better allow the Company to place raw material and component purchase orders as required. The Company believes that its management information systems are an important factor in allowing it to efficiently support its growth and maintain a competitive industry position.

COMPETITION

     The personal care, make-up and fragrance businesses are highly competitive. The Company's products compete directly against personal care, make-up, fragrance and other functionally similar products sold through a variety of channels, including department stores, drugstores, mass merchandisers, supermarkets, telemarketing programs, television "infomercials" and catalogs. The Company competes against a number of companies, many of which have substantially greater resources and better name recognition than the Company and which sell their products through broader distribution channels. Some department stores have introduced less expensive product lines that the Company believes compete more directly with its products.

     The Company also competes directly against mall-based specialty retailers of personal care and other products, including national and international chains such as Bath and Body Works, The Body Shop International PLC and Crabtree & Evelyn, as well as local and regional specialty retailers. The number of specialty retail outlets selling personal care products has increased significantly in recent years, and the lack of significant barriers to entry may result in new competition, including possible imitators of the Company. In addition to competing for customers, the Company also competes generally with specialty retailers for store sites, and there can be no assurance that management will be able to continue to secure suitable sites on satisfactory terms.

     Management believes that the primary elements of competition in its business are quality, price and level of customer service, and that Garden Botanika is able to compete successfully on the basis of each of these factors. The Company believes that successful competition in the personal care industry also depends, in part, on the regular introduction of new and appealing products and has devoted substantial resources to new product development.

EMPLOYEES

     At April 10, 1997, the Company employed approximately 2,500 persons, of whom approximately 2,275 were store employees. Of the latter, approximately 25% were full-time employees and approximately 75% were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs and has reached as high as 3,400 during peak selling periods. At April 10, 1997, the Company employed approximately 225 non-store employees in its corporate headquarters, two distribution centers, manufacturing division and in different parts of the country as regional or district managers.

     None of the Company's employees are covered by collective bargaining agreements, and management believes that its relations with its employees are good.

TRADEMARKS

     The name "Garden Botanika" is registered as a trademark with the United States Patent and Trademark Office. Management believes that the "Garden Botanika" name is an important element of the Company's marketing strategy. Accordingly, the Company intends to maintain its mark and the related registration. The Company also has a number of other registered trademarks, including Sun & Sport, Garden Botanika Natural Color and the GB-and-design stylized logo, as well as other pending applications for registration in the United States, Canada and selected other foreign countries. The Company believes that establishing and maintaining brand identities are important to the Company's operations.

GOVERNMENTAL REGULATION

     The Company and its products are subject to regulation by the Food and Drug Administration (the "FDA") and the Federal Trade Commission (the "FTC") in the United States, as well as various other federal, state and local regulatory authorities. Such regulations relate principally to the ingredients, labeling, packaging and marketing of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as with applicable federal, state, local and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current fiscal year or expected in the near future.

ITEM 2 -- PROPERTIES

     The Company currently leases all of its existing store locations and expects that its policy of leasing, rather than owning, will continue as it expands. The Company's store leases generally provide for initial lease terms of five to 12 years. Management believes that these terms, in contrast to longer lease terms, allow the Company flexibility to pursue various expansion opportunities resulting from changing market conditions. Rent is generally the greater of a percentage, ranging from 5% to 8%, of the store's sales volume or a fixed minimum base rent. Lease rental payments are also subject to annual increases for taxes, common area maintenance and insurance. See Notes to Financial Statements.

     As most of the Company's stores were opened during the last three years, most of the store leases have at least seven more years under their current terms. As current leases expire, the Company believes that it will be able either to obtain lease renewals, if desired, for present store locations or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not had any experience renewing leases for existing locations or experienced unusual difficulty in securing leases for suitable locations for new stores.

     In addition to its stores, the Company currently leases approximately 25,400 square feet of office space in three buildings in Redmond, Washington for its corporate headquarters and catalog call and customer service center. The Company also leases approximately 92,000 square feet in Ontario, California as its principal distribution and basket fabrication facility and, beginning on May 15, 1997, expects to expand under the same roof to occupy approximately 110,000 square feet. To support its manufacturing capabilities, the Company entered a lease for an 8,700 square-foot building and storage facility in Oceanside, California. In addition, the Company maintains a small office facility of 1,300 square feet in Howard County, Maryland as the headquarters of its East Coast regional operations.

ITEM 3 -- LEGAL PROCEEDINGS

     On July 23, 1996, Garden Botanika was named as defendant in a lawsuit filed by The Gap, Inc. in the United States District Court for the Northern District of California, alleging trade dress infringement and unfair competition in the design, marketing and sale of the Company's Transparencies line of personal care products. A settlement agreement has been prepared by the parties, but it has not been fully executed. In accordance with the proposed settlement agreement, Garden Botanika has, among other things, changed elements of its merchandising and package design for the Transparencies line. The proposed settlement agreement does not require payment of monetary damages, and the Company does not believe that the lawsuit or the proposed settlement has had or will have a material adverse effect on its business.

     The Company is also involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the quarter ended February 1, 1997.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Since its initial public offering on May 22, 1996, the Company's Common Stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "GBOT." The following table sets forth the high and low closing sale prices of the Company's Common Stock for the fiscal quarters indicated.

                                    QUARTER                              HIGH     LOW
        ---------------------------------------------------------------  ----     ---
        FISCAL 1996:
          Second quarter (from May 22, 1996)...........................  $35      $11 3/4
          Third quarter................................................  $16 7/8  $ 7 7/8
          Fourth quarter...............................................  $12      $ 7 3/4

        FISCAL 1997:
          First quarter (through April 10, 1997).......................  $10 7/8  $ 5 3/4

     The last sale price of the Company's Common Stock on April 10, 1997, as reported on the Nasdaq National Market, was $5.875 per share.

     As of April 10, 1997, there were 224 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Additionally, in the event the Company were to draw upon its current bank line of credit, the terms of that line would prohibit the payment of cash dividends to holders of Common Stock without the bank's consent.

ITEM 6 -- SELECTED FINANCIAL DATA

                                                             FISCAL YEAR ENDED
                                         ---------------------------------------------------------
                                          JAN.                     JAN.
                                           30,       JAN. 29,       28,       FEB. 3,     FEB. 1,
                                          1993         1994        1995       1996(1)       1997
                                         -------     --------     -------     -------     --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SQUARE FOOT AND PER
                                                                SHARE DATA)
RESULTS OF OPERATIONS DATA:
  Net sales............................  $ 6,407     $ 12,569     $27,510     $55,339     $ 92,465
  Cost of sales (including buying and
     occupancy costs)..................    4,191        7,794      15,521      31,448       52,551
                                         -------      -------     -------     -------      -------
  Gross margin.........................    2,216        4,775      11,989      23,891       39,914
  Operating expenses:
     Stores and catalog(2).............    2,044        4,093       8,956      18,746       35,544
     General and administrative........    1,541        2,759       3,917       6,041        8,871
  Preopening and facility relocation
     expenses..........................      110          417         733         798        1,426
                                         -------      -------     -------     -------      -------
  Operating loss.......................   (1,479)      (2,494)     (1,617)     (1,694)      (5,927)
  Interest income, net.................       27          140         230          30          994
                                         -------      -------     -------     -------      -------
  Loss before income tax provision.....   (1,452)      (2,354)     (1,387)     (1,664)      (4,933)
  Income tax provision.................       --           --          --          --           --
                                         -------      -------     -------     -------      -------
  Net loss.............................  $(1,452)    $ (2,354)    $(1,387)    $(1,664)    $ (4,933)
                                         =======      =======     =======     =======      =======
  Net loss per share(3)................  $ (1.03)    $  (0.88)    $ (0.43)    $ (0.44)    $  (0.80)
  Cash dividends declared per common
     share.............................       --           --          --          --           --
  Common and common equivalent shares
     (000's)(3)........................    1,416        2,676       3,209       3,781        6,146
  Capital expenditures.................  $ 1,889     $  3,865     $11,439     $16,800     $ 24,225
SELECTED OPERATING DATA:
  Stores open at period-end............       23           41          86         152          253
  Average square footage of stores
     opened during period..............      936          951       1,077       1,256        1,362
  Sales per square foot(4).............  $   498     $    484     $   535     $   458     $    387
  Average store age (in months)........       12           16          16          18           20
  Comparable store sales increase(5)...       37%          18%         34%         16%           7%
  Number of catalogs mailed
     (000's)(2)........................       --           --       2,311       5,021       15,933
BALANCE SHEET DATA (AT PERIOD-END):
  Working capital......................  $ 2,193     $ 12,522     $ 1,415     $ 2,662     $ 36,315
  Total assets.........................  $ 7,293     $ 21,910     $25,518     $47,137     $103,523
  Note payable to bank.................       --           --          --     $ 2,540           --
  Shareholders' equity.................  $ 6,393     $ 19,542     $18,183     $33,117     $ 84,456

---------------

(1) The fiscal year ended February 3, 1996 was a 53-week year.

(2) The Company commenced its catalog operations in the third quarter of fiscal 1994.

(3) Based on the number of common and preferred shares outstanding after giving effect to the conversion of all Preferred Stock into Common Stock. See Notes to Financial Statements.

(4) For stores open at beginning of period indicated.

(5) Stores enter the comparable store base upon completing one full fiscal year of operation. The numbers of comparable stores used to compute such percentages were 3, 13, 23, 41 and 86 in fiscal years 1992 through 1996, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of Garden Botanika's results of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included herein. The term "store months of operations" refers to the aggregate number of full months during which stores were open during a particular fiscal year and is used to compare the financial results of various fiscal periods. The term "contribution margin" refers to store level operating income, exclusive of buying costs.

GENERAL

     Since Garden Botanika opened its first store in August 1990, the Company has achieved a national presence and, as of April 10, 1997, markets its proprietary branded personal care products through 259 Company-owned and -operated stores in 41 states and the Company's catalog.

     The Company accelerated its store expansion program following the introduction of a larger prototype store design in mid-1994. To date, the Company's stores have averaged $324 of sales per square foot and a contribution margin of 5.7% in their first full fiscal year of operation. More importantly, however, the productivity of each class of the Company's stores has generally improved as they have matured and as familiarity with the Garden Botanika brand has increased. The 13 stores that have been in operation for five full fiscal years averaged sales per square foot of $856 and a contribution margin of 26.8% in their fifth full year of operation. Fifth year comparable store sales growth at these 13 stores, six of which have been relocated within the same mall and/or substantially remodeled, ranged from 3% to 50%. The Company has not closed any stores.

     During fiscal 1996, the Company opened 101 new stores, and its plans call for approximately 30 additional stores to be opened in fiscal 1997. Of the 253 stores operated at February 1, 1997, approximately two-thirds had been open less than 24 months, and over one-half were located in markets that the Company considers significantly underdeveloped in terms of their potential for Garden Botanika's long-term presence. The Company has found that the opening of additional stores within existing, underdeveloped markets can increase sales by enhancing awareness of the Garden Botanika brand. The large number of newer stores and the large number of stores in underdeveloped markets are believed to be significant factors in the Company's lower rate of comparable store sales growth during fiscal 1996 and in the significant increase in its net loss over the prior year. In order to increase market penetration and promote a higher level of recognition of the Garden Botanika brand, management presently intends to concentrate the majority of its new store openings in its underdeveloped markets.

     Of the 101 stores opened during fiscal 1996, 12 were of the Company's new Color Studio format, which features an expanded assortment of color cosmetics and makeover stations to allow for in-store experimentation and trial. In addition, two of the four stores relocated and/or remodeled during the year were converted to this format. Because of the initial success of the Color Studio format, the Company anticipates that approximately 85% of its currently planned fiscal 1997 openings will feature a Color Studio. At approximately 1,700 square feet, these stores are approximately 30% larger than the Company's traditional stores and are more costly to open. As a result of the trend toward larger stores, as well as the addition of 167 stores in fiscal 1995 and 1996 that have initially had lower sales productivity, sales per square foot have declined and occupancy costs have risen as a percentage of net sales.

     Historically, a key element of Garden Botanika's growth has been its aggressive new product development program. During fiscal 1996, the Company introduced over 500 new SKU's, approximately 65% of which are intended to be part of the Company's on-going merchandise assortment. New product introductions included two new product lines (Transparencies and Garden Botanika At Home), two new fine fragrances (Garden Botanika the Fragrance and Impetuous) and a re-introduction of its men's line as Botanika for Men. Management intends to continue its aggressive new product development and introduction program in fiscal 1997. In April 1997, the Company introduced Perspective, its fourth fine fragrance.

     Garden Botanika has also invested heavily in establishing and building its mail-order business, commencing in the third quarter of fiscal 1994. In fiscal 1996, the Company's mail-order strategy included significant

"prospecting" through widespread catalog distribution, using purchased lists of names. During fiscal 1997, as the second part of a two-year strategy, management expects the expenses associated with the Company's catalog distribution and mail-order sales will decrease as the Company focuses the circulation of its catalogs to past respondents and proven customers of the Company's products. While this strategy of reduced mailings may also cause mail-order sales to decline versus fiscal 1996 and reduce store visits by mail-order customers, the net effect on the Company's overall profitability is expected to be positive.

     Management believes that Garden Botanika's historical losses have been the result of an aggressive store opening schedule, a young and geographically dispersed store base, the development of a substantial corporate infrastructure to support the Company's rapid growth and the establishment of its mail-order operations. Management also believes that sales will increase as a result of the further maturation of its store base, its market saturation efforts, its emphasis on the Color Studio store format, its active new product development program and its planned merchandising initiatives. Because of the seasonality of its mall-based business, the Company has historically experienced net losses in the first three quarters of each fiscal year and expects that this pattern will continue in fiscal 1997.

     Garden Botanika plans to continue its growth strategy in 1997 by seeking increased sales and profitability in existing stores and, to a lesser extent, by opening approximately 30 new stores, primarily in existing, but newer markets. In the future, management expects the Company to continue to expand its market share by increasing its store base and in-store productivity and by exploring other potential channels of distribution. The Company has licensed Garden Botanika products to be used as amenities in certain luxury hotels and resorts and will continue to explore other new distribution opportunities domestically and internationally as they arise.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales.

                                                             FISCAL YEAR ENDED(1)
                                                        -------------------------------
                                                         JAN.
                                                          28,       FEB. 3,     FEB. 1,
                                                         1995       1996(2)      1997
                                                        -------     -------     -------
        Net sales (in thousands)......................  $27,510     $55,339     $92,465
                                                        -------     -------     -------
        Net sales.....................................    100.0%      100.0%      100.0%
        Cost of sales (including buying and occupancy
          costs)......................................     56.4        56.8        56.8
                                                        -------     -------     -------
        Gross margin..................................     43.6        43.2        43.2
        Operating expenses:
          Stores and catalog(3).......................     32.6        33.9        38.4
          General and administrative..................     14.2        10.9         9.6
        Preopening and facility relocation expenses...      2.7         1.4         1.5
                                                        -------     -------     -------
        Operating loss................................     (5.9)       (3.1)       (6.4)
        Interest income, net..........................      0.8         0.1         1.1
                                                        -------     -------     -------
        Net loss......................................     (5.0)%      (3.0)%      (5.3)%
                                                        =======     =======     =======

---------------
(1) Percentage amounts may not total 100% due to rounding.
(2) The fiscal year ended February 3, 1996 was a 53-week year.
(3) The Company commenced its catalog operations in the third quarter of fiscal 1994.

FISCAL 1996 VS FISCAL 1995

     General. The Company operated 253 stores at the end of fiscal 1996, compared to 152 stores at the end of fiscal 1995. There were 2,290 store months of operations during fiscal 1996 versus 1,375 store months in the prior period, an increase of 67%. The average age of the Company's stores increased from 18 months to 20 months.

     Net Sales. Net sales for fiscal 1996 were $92.47 million, compared to net sales of $55.34 million for fiscal 1995. The increase of $37.13 million or 67%, in net sales was due primarily to the following factors: (i) the 67% increase in store months of operations during the year; (ii) an increase of 7% in comparable store sales over the prior year, resulting primarily from an increase in the number of customer transactions; and (iii) a 100% increase in mail-order sales, resulting primarily from an increase in circulation. Annual sales per square foot declined by 16%, to $387, during the period, due primarily to an 8% increase in average square footage per new store and the effect of the 167 newer stores, which initially have had lower than average sales, opened in geographically dispersed markets during fiscal 1995 and 1996. In fiscal 1995 and 1996, sales directly attributable to the Company's mail-order operation accounted for 7% and 8%, respectively, of the Company's total net sales. In fiscal 1995 and 1996, the Company mailed approximately 5.0 million and 15.9 million catalogs, respectively, to store and mail-order customers.

     Gross Margin. Gross margin as a percentage of net sales was unchanged from fiscal 1995 at 43.2%. Merchandise margin improvement of approximately 200 basis points was offset by an increase in store occupancy costs related primarily to the 167 newest stores. The dollar amount of gross margin increased by $16.02 million, or 67%, as a result of the 67% increase in sales.

  OPERATING EXPENSES

     Stores and Catalog. Store and catalog expenses, including distribution, increased as a percentage of net sales from 33.9% in fiscal 1995 to 38.4% in fiscal 1996. Improved leverage on mail-order operating expenses and distribution were more than offset by increases in advertising and other store operating costs as the Company sought to increase sales in its newer stores in less developed markets and felt the impact of generally slower sales growth in those stores. The dollar amount of store and catalog expenses increased by $16.80 million, or 90%, over the prior year, primarily as a result of the 67% increase in store months of operations and the increase in store advertising.

     General and Administrative. General and administrative expenses declined as a percentage of net sales from 10.9% in fiscal 1995 to 9.6% in fiscal 1996. This decline reflected improved leverage associated with increases in total and comparable store sales. The dollar amount of general and administrative expenses increased by $2.83 million, or 47%, from the prior year to support the 67% increases in store months of operations and net sales.

     Preopening and Facility Relocation Expenses. Preopening and facility relocation expenses ("Preopening Expenses") vary with the number of new stores opened and the number of existing stores relocated during a particular period. In addition, the one-time startup costs of new facilities and operations are included in Preopening Expenses. Preopening Expenses were $1.43 million, or 1.5% of net sales, in fiscal 1996, when the Company opened 101 new stores, relocated or committed to the relocation of five existing stores and relocated its warehouse, distribution and catalog fulfillment operations. The Company incurred Preopening Expenses of $798,000, or 1.4% of net sales, during the prior year, when it opened 66 new stores, relocated two existing stores and brought its catalog customer service and fulfillment operations in-house.

     Operating Loss. For the reasons explained above, the fiscal 1996 loss from operations increased 250%, to $5.93 million, from $1.69 million in the prior year. Expressed as a percentage of net sales, the Company's loss from operations increased from 3.1% to 6.4%, reflecting both the effects of slower growth in comparable store sales and the costs of programs designed to improve sales in newer stores located primarily in less developed markets.

     Interest Income, Net. Net interest income during fiscal 1996 was $994,000 or 1.1% of net sales, compared to $30,000 or 0.1% of net sales, during the prior year. This change was due primarily to temporary investment of funds provided by the Company's May 1996 initial public offering. Interest expense was $321,000 in fiscal 1996 and $105,000 in fiscal 1995.

     Income Taxes. The Company did not record an income tax benefit for either fiscal 1996 or fiscal 1995. Net operating loss carryforwards of $3.63 million at February 1, 1997 begin to expire in 2005, and the amount of such carryforwards that can be used in any one year is subject to limitation based on the nature of past ownership changes. See Notes to Financial Statements.

     Net Loss. For the reasons explained above, during fiscal 1996, the Company's net loss increased 196%, to $4.93 million, or $0.80 per common and common equivalent share, from $1.66 million, or $0.44 per share, in fiscal 1995. The net loss also increased as a percentage of net sales, from 3.0% in fiscal 1995 to 5.3% in the current year, with the negative effects of slower growth in comparable store sales and the costs of programs designed to improve sales being partially offset by increased interest income.

FISCAL 1995 VS FISCAL 1994

     General. The Company operated 152 stores at the end of fiscal 1995, compared to 86 stores at the end of fiscal 1994. There were 1,375 store months of operations during fiscal 1995 versus 681 store months in the prior period, an increase of 102%. The average age of the Company's stores increased from 16 months to 18 months.

     Net Sales. Net sales for fiscal 1995 were $55.34 million, compared to net sales of $27.51 million for fiscal 1994. The increase of $27.83 million, or 101%, in net sales was due primarily to the following factors: (i) the 102% increase in store months of operations during the year; (ii) an increase of 16% in comparable store sales over the prior year, resulting primarily from an increase in the number of customer transactions; and (iii) having the Garden Botanika catalog in operation for the full 53 weeks versus only 22 weeks in the prior year. Annual sales per square foot declined by 14%, to $458, during the period, due primarily to a 17% increase in average square footage per new store and the effect of the 45 new stores, which initially have had lower than average sales, opened during fiscal 1994 on a base of 41 stores. In fiscal 1994 and 1995, the sales directly attributable to the Company's mail-order operation accounted for 3% and 7%, respectively, of the Company's total net sales. In fiscal 1994 and 1995, the Company mailed approximately 2.3 million and 5.0 million catalogs, respectively.

     Gross Margin. Gross margin as a percentage of net sales declined from 43.6% in fiscal 1994 to 43.2% in fiscal 1995. Margin improvements attributable to improved sourcing and increased buying power and to improved leverage on buying costs were more than offset by increases in inventory shrinkage and occupancy costs. The dollar amount of gross margin increased by $11.90 million, or 99%, from the prior year, primarily as a result of increased sales.

  OPERATING EXPENSES

     Stores and Catalog. Store and catalog expenses, including distribution, increased as a percentage of net sales from 32.6% in fiscal 1994 to 33.9% in fiscal 1995. Improved leverage on store operating expenses and distribution costs were more than offset by increased catalog costs, which were primarily attributable to the start-up nature of the Company's catalog and the fact that it was in operation for 53 weeks in fiscal 1995 compared to only 22 weeks in the prior year. The dollar amount of store and catalog expenses increased by $9.79 million, or 109%, over the prior year, primarily as a result of the 102% increase in store months of operations and costs associated with the catalog operation.

     General and Administrative. General and administrative expenses declined as a percentage of net sales from 14.2% in fiscal 1994 to 10.9% in fiscal 1995. This decline reflected the improved leverage associated with increases in total and comparable stores sales. The dollar amount of general and administrative expenses increased by $2.12 million, or 54%, from the prior year to support the 102% increase in store months of operations and the 101% increase in net sales.

     Preopening and Facility Relocation Expenses. Preopening Expenses were $798,000, or 1.4% of net sales, in fiscal 1995, when the Company opened 66 new stores, relocated two existing stores and brought its catalog customer service and fulfillment operations in-house. The Company incurred Preopening Expenses of $733,000, or 2.7% of net sales, during the prior year, when it opened 45 stores and relocated one existing store. The Company standardized its store-opening process during 1995, generally improving control of costs related to the opening of new stores.

     Operating Loss. For the reasons explained above, the fiscal 1995 loss from operations increased 5%, to $1.69 million, from $1.62 million in the prior year. Expressed as a percentage of net sales, however, loss from operations declined from 5.9% to 3.1%, primarily as a result of improved leverage from increased sales.

     Interest Income, Net. Net interest income during fiscal 1995 was $30,000, or 0.1% of net sales, compared to $230,000, or 0.8% of net sales, during the prior year. This change was due primarily to a reduction in the amount of funds available for temporary investment during fiscal 1995 and to the borrowings against the Company's bank line of credit occasioned thereby. Interest expense was $105,000 in fiscal 1995 and $15,000 in fiscal 1994.

     Income Taxes. The Company did not record an income tax benefit for either fiscal 1995 or fiscal 1994.

     Net Loss. For the reasons explained above, during fiscal 1995, the Company's net loss increased 20%, to $1.66 million, or $0.44 per common and common equivalent share, from $1.39 million, or $0.43 per share in fiscal 1994. Although the net loss increased in absolute dollars, it declined to 3.0% of net sales from 5.0% in the prior year due to the improved operating expense leverage resulting from the 101% increase in net sales, including a 16% increase in comparable stores sales.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company has experienced, and expects to continue to experience, substantial seasonal fluctuations in its sales and operating results, which is typical of many mall-based specialty retailers. As illustrated in the following table, a disproportionate amount (ranging from 45% to 49%) of the Company's annual net sales, and all of its profits, if any, have been realized during its fourth fiscal quarter. The Company expects this pattern to continue during the current fiscal year and anticipates that in subsequent years the fourth quarter will continue to contribute disproportionately to its operating results, particularly during November and December. In anticipation of increased sales activity during the fourth quarter, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent store staff. If, for any reason, the Company's sales were to fall below its expectations during November and December, the Company's business, financial condition and annual operating results would be adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

                                                           FISCAL QUARTER(1)
                                              -------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              -------     -------     -------     -------
                                                            (IN THOUSANDS)
        FISCAL 1994:
          Net sales.........................  $ 3,955     $ 4,521     $ 5,551     $13,483
             % of full year.................     14.4%       16.4%       20.2%       49.0%
          Gross margin......................  $ 1,545     $ 1,771     $ 2,178     $ 6,495
             % of full year.................     12.9%       14.8%       18.2%       54.2%
          Net income (loss).................  $  (665)    $  (616)    $(1,168)    $ 1,062

        FISCAL 1995:(2)
          Net sales.........................  $ 9,532     $10,138     $10,671     $24,998
             % of full year.................     17.2%       18.3%       19.3%       45.2%
          Gross margin......................  $ 4,084     $ 4,212     $ 4,170     $11,425
             % of full year.................     17.1%       17.6%       17.5%       47.8%
          Net income (loss).................  $  (827)    $  (836)    $(1,986)    $ 1,985

        FISCAL 1996:
          Net sales.........................  $16,647     $16,916     $17,681     $41,221
             % of full year.................     18.0%       18.3%       19.1%       44.6%
          Gross margin......................  $ 7,046     $ 6,793     $ 6,633     $19,442
             % of full year.................     17.7%       17.0%       16.6%       48.7%
          Net income (loss).................  $(2,685)    $(1,987)    $(3,780)    $ 3,519

---------------

(1) Percentage amounts may not total 100% due to rounding.

(2) Fiscal 1995 was a 53-week year. The 53rd week is included in fourth quarter results.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     Garden Botanika began fiscal 1996 with cash and cash equivalents totaling $1.31 million, having previously raised net equity of $42.24 million, primarily through four Convertible Preferred Stock offerings in fiscal years 1990 through 1995. Accumulated losses since inception had reduced net shareholders' equity to $33.12 million at February 3, 1996.

     From February 4, 1996 through receipt of funds from the Company's initial public offering in late May, Garden Botanika's primary source of funds was its bank credit line. During this time, the bank credit line included a $4.00 million revolving bridge facility and a $5.00 million revolving working capital facility. The bridge facility, which bore interest at the bank's prime rate plus 3.00%, expired on September 30, 1996. The working capital facility, which is subject to a borrowing base limitation and which bears interest at the bank's prime rate (currently 8.5%) remains in effect and available to the Company until its scheduled expiration on September 30, 1997. Following completion of the Company's initial public offering in May 1996, credit line borrowings totaling $6.25 million (at interest rates of 9.25% to 11.25%) were repaid from the proceeds, and the Company has not borrowed against the credit line subsequent to that time.

     The Company contemplates that it will renew its credit facility in 1997 and borrow against it to finance the purchase of inventory for the upcoming holiday season. The terms of the Company's bank credit line, in the event it were to be used, require the Company to maintain minimum tangible net worth of $32.00 million, a maximum ratio of indebtedness to capital of 0.7-to-1 and working capital of at least $4.00 million. In addition, among other restrictions, the Company is prohibited from paying dividends and assuming additional indebtedness without the bank's prior written consent. The Company was in compliance with its credit line covenants at February 1, 1997.

CASH FLOW FOR FISCAL 1996

     During fiscal 1996, the Company used $696,000 in cash to finance its operating activities. This cash was used primarily to fund an increase of $2.74 million in inventory (net of a related increase in accounts payable and checks drawn in excess of bank balances), related primarily to store expansion.

     The Company also used $47.10 million in cash (including a related reduction in accounts payable) during the same period to fund new stores, to expand its distribution and central office support facilities and systems, to fund a $1.71 million increase in receivables from store lessors (also related to new stores) and to purchase short-term investments totaling $20.43 million.

     The primary source of funds for the Company's operating and investing activities through May 1996 was its bank credit line. Subsequent to that date, these activities were funded by proceeds from the Company's initial public offering.

FUTURE CASH FLOW PLANS AND EXPECTATIONS

     The Company's plans call for opening approximately 30 additional stores in fiscal 1997. Management expects that substantially all of these new stores will be leased on terms generally comparable to those of existing store leases. Whenever possible, the Company's real estate leasing department will negotiate lessor construction allowances to partially defray the cost of leasehold improvements. For fiscal 1997, the Company anticipates total capital expenditures of approximately $16.00 million, based on (i) currently planned store openings, (ii) the distribution, manufacturing and central office facilities and systems necessary to support those openings and (iii) planned updates to existing stores.

     The Company's average expenditure for leasehold improvements, equipment, furniture and fixtures for the 101 stores opened during fiscal 1996 was $203,000 after giving effect to lessor construction allowances. Average preopening expense for these 101 stores was approximately $9,000. In addition, other working capital requirements, consisting primarily of net inventory purchases, averaged approximately $37,000 per store.

     The Company expects that approximately 85% of its planned fiscal 1997 stores will be of its larger Color Studio format, with the remaining 15% of the planned openings being of the Company's generally less costly traditional and neighborhood strip mall store formats. Given this expected mix of openings, the average fiscal 1997 cost for leasehold improvements, equipment, furniture and fixtures for new stores (net of lessor construction allowances) is expected to increase to approximately $248,000. The average inventory investment and preopening cost for a new store is not expected to change significantly in fiscal 1997. The Company also expects that, as it places additional emphasis on maintaining inventory in-stock during 1997, inventory levels, which normally vary during the year based on the timing of promotional events, new product introductions and gift-giving periods, will generally increase from the levels experienced during fiscal 1996.

     On an ongoing basis, the Company expects to continue to be able to finance a portion of its merchandise inventory costs by using vendor credit terms, generally ranging from 30 to 60 days. In addition to such vendor financing, the Company may also finance up to 25% of the cost of its merchandise inventory during the months of January through March by borrowing against its $5.00 million working capital credit facility, if renewed as contemplated. During the months of April through December, the percentage of merchandise inventory that can be financed under this facility increases to 50%.

     The Company believes that its cash and short-term investment balance at the end of fiscal 1996, combined with cash flow from operations and borrowings under its working capital credit facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1997. The Company's capital requirements may vary significantly from those anticipated, however, depending particularly upon such factors as operating results, the number, type and timing of new store openings, store development costs in the markets the Company enters and the extent of lessor construction allowances received. The Company may be required to seek additional sources of funds to support its expansion program or to support its ongoing operations in fiscal 1998. There can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned expansion or impair its future business, financial condition and operating results.

IMPACT OF INFLATION AND CHANGING PRICES

     Although the Company cannot accurately predict the effect of inflation on its future operations, it does not believe inflation has had a material effect on net sales or results of operations. As its operations have expanded to the present levels, the Company has been able to access larger vendors and to realize certain economies of scale in its purchasing and distribution, thus largely offsetting any raw material price increases.

ADOPTION OF ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This pronouncement requires companies to review long-lived assets and certain intangible assets, and if the value of the assets is impaired, to record an impairment loss. In adopting SFAS No. 121, the Company determined that it was not necessary to record an impairment loss during fiscal 1996.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This pronouncement establishes the accounting and reporting requirements, using a fair value-based method of accounting, for stock-based employee compensation plans. Under the new standard, the Company may either adopt the new fair value-based measurement method or continue the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the measurement provisions of SFAS No. 123 had been adopted. The Company has adopted only the disclosure requirements of SFAS No. 123; therefore, the adoption will have no effect on the Company's net earnings or cash flows.

     In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." This pronouncement establishes new standards for computing and presenting earnings per share for entities with publicly held common stock. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997. The adoption will not have a significant effect on the Company's earnings per share.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

     Garden Botanika does not provide forecasts of future financial performance. Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and, in connection therewith, the Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

     Historical Net Losses. During fiscal years 1994 through 1996, respectively, the Company incurred net losses of $1.39 million, $1.66 million and $4.93 million. As of the end of fiscal 1996, the Company had an accumulated deficit of $14.06 million, and there can be no assurance that the Company will generate profits in future periods. The Company's future operating results will depend upon a number of factors, particularly the performance of its existing and new stores as each class matures, the level of competition and the ability of the Company to successfully identify and respond to emerging trends in the personal care products industry and to manage its future store expansion.

     Achievement of Profitability. The Company's future operating results will depend on its ability to operate its new and existing stores in a profitable manner. The profitability of the Company's stores is dependent on a number of factors, including the Company's ability to (i) create brand awareness and attract customers in markets in which it has little or no prior experience, and in stores and markets where it has not been profitable to date; (ii) obtain targeted sales volumes through competitive pricing, while maintaining acceptable gross margins; and (iii) manage operating expenses. The Company's future operating results will also depend on many other factors that are beyond the Company's control, including the level of mall traffic, competitive circumstances and general economic conditions affecting consumer confidence and spending. The Company expects to open new stores in certain markets in which it is already operating, which could adversely affect sales at existing stores. There can be no assurance that the Company's stores will achieve targeted sales and profitability levels in the future.

     New Stores and Larger Store Format. The Company opened its first store in August 1990 and currently operates 259 stores. The Company, which opened 101 stores in the last fiscal year, currently plans to open approximately 30 additional stores in fiscal 1997, which represents a slower rate of growth than in the Company's past and which may represent slower growth than one or more of its competitors. In addition, approximately 85% of new stores in fiscal 1997 are planned to be of the Company's new Color Studio format, with which it has only limited experience. The Company's first Color Studio opened in late August 1996, and, as of the end of the last fiscal year, the Company had opened 12 stores and remodeled two existing stores in this new format. In fiscal 1996, the Company's net investment to open a new store averaged approximately $235,000 for the 89 stores opened in its traditional format and approximately $360,000 for the 12 stores opened in its Color Studio format. The Company expects that the average cost to open and operate a new store during fiscal 1997 will reflect the substantially higher costs associated with building and operating its larger Color Studio stores. There can be no assurance, however, that the Company will successfully be able to open the planned number of new stores or operate its larger new stores profitably.

     Fluctuations in Comparable Store Sales Results. A variety of factors affect the Company's comparable store sales results, including, among others, the following: the retail sales environment; the timing of holidays, promotional events and the mailing of the Company's catalogs; new store openings and new product introductions; the Company's ability to execute its business strategy efficiently; and general economic and competitive conditions. The Company expects average comparable store sales to increase generally at lower rates than in past years, and there can be no assurance that comparable store sales for any particular period will not decrease. Of the Company's 253 stores in operation at February 1, 1997, 167 stores, or 66%, had been open less than two years. As a consequence, the results achieved by these stores to date may not be indicative of future results for these stores or for other new stores.

     Competition. The personal care, makeup and fragrance businesses are highly competitive. The Company's products compete directly against functionally similar products sold through a variety of retail channels, including department stores, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials" and catalogs. The Company competes against a number of companies that have substantially greater resources and better name recognition than Garden Botanika and which sell their products through broader distribution channels. Some department stores, which have historically offered personal care products at higher price points than the Company, have introduced less expensive product lines that may compete more directly with the Company's products. The Company also competes directly against mall-based specialty retailers of personal care and other products, including national and international chains that are larger and that have grown more rapidly than the Company. In general, there are no provisions in the Company's leases that limit or restrict competing businesses from operating in malls in which the Company's stores are located. The number of specialty retail outlets selling personal care products, either exclusively or as an extension of a related brand (such as a clothing brand), has increased significantly in recent years. This has led to an increasingly competitive marketplace that the Company believes has had, and may continue to have, an adverse effect on the Company's business, financial condition and operating results, as well as on those of certain of its competitors. In addition, the lack of significant barriers to entry may result in new competition, including possible imitators of the Garden Botanika concept. Should any of the Company's competitors reduce prices, the Company may be required to implement price reductions in order to remain competitive, which could also have an adverse impact on its business, financial condition and operating results. The Company believes that success in the personal care industry depends, in part, on the regular introduction of new and attractive products. In a competitive environment, there can be no assurance (i) that the Company will continue to be able to develop original products or (ii) that sales of new products will justify the costs associated with their development and marketing, or that such sales of new products will not adversely affect sales of the Company's preexisting products. The Company also competes generally for store sites, and there can be no assurance that it will be able to continue to secure suitable sites on satisfactory terms.

     Ability to Manage Growth. In order for the Company to operate successfully, management will be required to anticipate the changing demands of the Company's growing operations and adapt systems and procedures accordingly. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems. The Company will also need to continually evaluate the adequacy of its management information systems, including its inventory control and distribution systems. Failure to upgrade its information systems or unexpected difficulties encountered with these systems during expansion could adversely affect the Company's business, financial condition and operating results.

     Reliance on Management Information Systems Vendors. The Company currently relies on two related outside vendors for the software and day-to-day support that form the basis of the Company's management information, distribution and financial systems. While the Company believes that these vendors have sufficient experience and commitment to their product lines to be relied upon for continued support in developing, testing and implementing systems and controls that are adequate to support the Company's store expansion plans and its distribution and financial systems, it may have little control, apart from changing vendors, over the level of systems maintenance and support it receives. In the event it were to change information systems vendors, the Company could experience unforeseen delays or interruptions in its access to information. Such problems, were they to occur, could adversely affect the Company's business, financial condition and operating results.

     Mail-Order Strategy. In the third quarter of fiscal 1994, the Company introduced the Garden Botanika catalog. One purpose of the catalog was to enable the Company to effect mail-order sales and expand brand recognition in areas where it had not opened stores. To date, the additional costs associated with the Company's mail-order business have exceeded sales directly attributable to that business, and the Company expects this to continue in fiscal 1997. In fiscal 1996, the Garden Botanika catalog was distributed widely to prospective mail-order customers in an effort to build a "house file" of proven customers from the respondents. In fiscal 1997, the Company intends to reduce printing, mailing and related mail-order expenses significantly as it focuses on smaller, but more productive mailings to its house file of active mail-order customers. While this strategy is expected to result in a significant decline in mail-order sales, the Company contemplates that the direct operating expenses attributable to the mail-order business will decline by a greater amount. However, there can be no assurance that a reduction in mailings to mail-order customers will not also reduce the frequency of in-store visits and have a negative impact on store sales. There can also be no assurance that this strategy will lead to mail-order profitability or that the planned reduction in mailings will not result in an eventual decline in the size of the Company's active mail-order house file, which, in turn, could lead to a long-term inability to generate sufficient mail-order revenue to cover costs.

     Store Advertising Expenses. The Company's store advertising program is built primarily around the Garden Botanika catalog, which, in addition to its role in mail-order sales, is mailed to certain active customers of existing stores and, in a "Grand Opening" promotion, to prospective customers of newly opened stores. During the latter part of 1996, the Company significantly expanded the number of store catalogs mailed in an effort to stimulate sales, particularly in newer stores in its less developed markets. In fiscal 1997, the Company intends to reduce the number of catalogs mailed per store by focusing on what it believes are or will be its most productive store customers in order to justify the cost of the mailings. There can be no assurance that the Company's more focused store advertising mailings will reduce expenses or generate sufficient sales to make store operations profitable. Apart from its catalog and related mailings, the Company does not advertise in the print or broadcast media, as do many of its competitors. Postal rates, delivery charges and paper and printing costs directly affect the cost of the Company's store advertising program, as well as its mail-order business, and a significant increase in any of these expenses could adversely affect the Company's overall business, financial condition and operating results.

     Dependence on Key Personnel. The Company is dependent upon the efforts of its key officers and employees, including Michael W. Luce, President, Chief Executive Officer and a director; Arlee J. Jensen, Senior Vice
President -- Merchandising and Marketing; C. Michael Fisher, Senior Vice President -- Operations; and John A. Garruto, Vice President -- Research and Product Development. Although the Company has employment agreements with certain key officers, the loss of any of these individuals could adversely affect the Company's business, financial condition and operating results. The Company has obtained insurance on the lives of Mr. Luce and Ms. Jensen in the amounts of $1.50 million and $1.00 million, respectively. There can be no assurance that the Company's existing management team will be able to manage the Company's growth. In addition, the Company has occasionally experienced relatively high turnover among its corporate staff and management, and there can be no assurance that the Company will be able to motivate, attract and retain key employees and qualified personnel in the future.

     Volatility of Stock Price. The market price of the Company's Common Stock has been subject to significant fluctuations in response to the Company's operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

     Concentration of Suppliers. In fiscal 1996, approximately 65% of the Company's purchases of raw materials, finished product, packaging and other supplies were obtained from the Company's 15 largest suppliers, with the Company's largest supplier accounting for approximately 11% of such purchases. With the exception of certain packaging orders, the Company has no long-term contracts or other contractual assurance of continued supply, pricing or access to new products. The inability or failure of one or more principal vendors or a material change in the Company's purchase terms could have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to acquire desired materials in sufficient quantities on acceptable terms in the future.

     Regulation and Potential Claims. The Company's advertising and product labeling practices are subject to regulation by the FTC, and its cosmetic manufacturing practices are subject to regulation by the FDA, as well as various other federal, state and local regulatory authorities. Compliance with federal, state and local laws and regulations, including laws and regulations pertaining to the protection of the environment, has not had, and is not anticipated to have, a material adverse effect on the competitive position of the Company. Nonetheless, federal, state and local regulations in the United States that are designed to protect consumers or the environment have had, and can be expected to have, an increasing influence on product claims, manufacturing, contents and packaging. In addition, if the Company were to expand its manufacturing capabilities to include over-the-counter drug ingredients, it would become subject to FDA registration and a higher degree of inspection and greater burden of regulatory compliance than at present. The nature and use of personal care products could give rise to product liability claims if one or more of Garden Botanika's customers were to suffer adverse reactions following use of its products. Such reactions could be caused by various factors, many of which are beyond the Company's control, including hypoallergenic sensitivity and the possibility of malicious tampering with the Company's products. In the event of such an occurrence, the Company could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is included in "Item
14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K," pages (F-1) through (F-14).

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on auditing and financial disclosure during the fiscal year ended February 1, 1997.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the following information regarding executive officers of the Company, the information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Election of Directors."

     With the exception of Messrs. Jeffrey H. Brotman, Chairman of the Board and Secretary, and Michael W. Luce, President and Chief Executive Officer, the executive officers and key employees of the Company are set forth below. Information regarding Messrs. Brotman and Luce, who are also Directors of the Company, can be found in the above-referenced Proxy Statement.

                               EXECUTIVE OFFICERS

          NAME             AGE                              POSITION
-------------------------  ---     -----------------------------------------------------------
Arlee J. Jensen            49      Senior Vice President -- Merchandising and Marketing
C. Michael Fisher          50      Senior Vice President -- Operations
Susan M. Detmer            42      Vice President -- Brand Development
John A. Garruto            44      Vice President -- Research and Product Development
Myron E. Kirkpatrick       54      Vice President -- Finance, Chief Financial Officer and
                                   Treasurer
Jeffrey C. Mason           34      Vice President -- Real Estate and Construction
Susan M. Walker            37      Vice President -- Stores

     ARLEE J. JENSEN has been the Company's Senior Vice
President -- Merchandising and Marketing since June 1995 and was its Vice President -- Merchandising since the Company began operations in 1990. Prior to joining Garden Botanika, Ms. Jensen was employed at Eddie Bauer from 1983 to 1989, where, from 1986 to 1989, she was Divisional Vice President -- Womenswear, responsible for the women's segment of both the catalog and retail outlet operations. Prior to 1983, Ms. Jensen was employed at Frederick & Nelson, a Seattle-based department store chain, where she was Divisional Merchandise Manager -- Women's Apparel, and at Meier and Frank, where she was Creative Merchandising Director.

     C. MICHAEL FISHER has been the Company's Vice President -- Operations since October 1993 and was made a Senior Vice President in 1995. Prior to joining the Company, Mr. Fisher was Chief Operating Officer of Imaginarium, Inc., a mall-based specialty retailer, from 1988 to 1993. Prior to 1988, Mr. Fisher was President of Vintan, Ltd., the Canadian subsidiary of General Nutrition Centers, Inc., and spent 15 years with Sears Roebuck & Co. in various operating and merchandising management positions.

     SUSAN M. DETMER has been the Company's Vice President -- Brand Development since October 1996. Prior to joining Garden Botanika, Ms. Detmer served as a consultant to The Paul Allen Group and, from September 1994 to October 1995, was the General Merchandise Manager for Egghead Computer, a national retailer. Prior to that, from May 1993 to June 1994, Ms. Detmer was Executive Vice President of Jay Jacobs, a national clothing retailer, where she was responsible for merchandising and allocations. From February 1991 to May 1993, Ms. Detmer was associated with American Retail Group ("ARG"), a U.S. division of an international retailer, where in January 1993, she became a Vice President responsible for the private-branded products for ARG's department store group. From February 1991 to December 1992, she was a Vice President of Byrons, a Florida-based retailing division of ARG. Jay Jacobs commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in May 1994.

     JOHN A. GARRUTO has been the Company's Vice President -- Research and Product Development since October 1995. From February 1991 to October 1995, Mr. Garruto was Vice President -- Research and Development for Innovative Biosciences Corporation, a manufacturer of personal care products sold to, among others, Garden Botanika. Mr. Garruto held the same position with Randall International, which was founded by a Director of the Company, from 1989 to 1991.

     MYRON E. KIRKPATRICK has been the Company's Vice President -- Finance, Chief Financial Officer since April 1995 and was appointed Treasurer in 1996. From May 1992 to April 1995, Mr. Kirkpatrick was employed at Eagle Hardware & Garden, Inc. as Vice President -- Finance (later serving as Executive Vice President -- Finance) and Chief Financial Officer. Mr. Kirkpatrick's retail experience also includes five years as Vice President -- Corporate Controller for Costco Wholesale Corporation (1984 to 1989) and six years in various accounting and information systems capacities (including Vice President -- MIS and Vice President -- Controller) with the Gold Circle Division of Federated Department Stores (1975 to 1981).

     JEFFREY C. MASON has been the Company's Vice President -- Real Estate and Construction since February 1995. From January 1986 to January 1995, he was Senior Vice President -- Real Estate for Merry-Go-Round Enterprises National Retail Company, an apparel retailer, where he managed that company's retail leasing responsibilities. In January 1994, Merry-Go-Round Enterprises commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code.

     SUSAN M. WALKER has been the Company's Vice President -- Stores since March 1996. Prior to joining the Company, Ms. Walker was employed by Zales Jewelers, a national jewelry retailer, from 1980 to 1996, where, from 1993 to 1996, she was a Director -- Stores, responsible for supervising 13 regional managers and 127 stores, as well as for recruiting, hiring and training all levels of store personnel.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation."

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Voting Securities and Principal Holders."

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

        1. FINANCIAL STATEMENTS:

                                                                                        PAGE
                                                                                        -----
            Report of Arthur Andersen LLP, Independent Public Accountants.............    F-2
            Balance Sheets -- February 1, 1997 and February 3, 1996...................    F-3
            Statements of Operations -- For the fiscal years ended February 1, 1997,
              February 3, 1996 and January 28, 1995...................................    F-4
            Statements of Shareholders' Equity -- For the fiscal years ended February
              1, 1997, February 3, 1996 and January 28, 1995..........................    F-5
            Statements of Cash Flows -- For the fiscal years ended February 1, 1997,
              February 3, 1996 and January 28, 1995...................................    F-6
            Notes to Financial Statements.............................................    F-7
            Selected Quarterly Financial Data (Unaudited) -- For the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 -- See
              Note (9) of Notes to Financial Statements...............................   F-14

        2. FINANCIAL STATEMENT SCHEDULES:

           All schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

        3. EXHIBITS:

           The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

     (b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended February 1, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 1997.

                                          GARDEN BOTANIKA, INC.

                                          By:       /s/ MICHAEL W. LUCE

                                            ------------------------------------
                                            Michael W. Luce
                                            President and Chief Executive
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 18, 1997, on behalf of the Registrant and in the capacities indicated.

                   SIGNATURE                                           TITLE
-----------------------------------------------   ------------------------------------------------

            /s/ JEFFREY H. BROTMAN
-----------------------------------------------
              Jeffrey H. Brotman                          Chairman, Secretary and Director

              /s/ MICHAEL W. LUCE
-----------------------------------------------   President, Chief Executive Officer and Director
                Michael W. Luce                            (Principal Executive Officer)

           /s/ MYRON E. KIRKPATRICK                  Vice President -- Finance, Chief Financial
-----------------------------------------------     Officer and Treasurer (Principal Accounting
             Myron E. Kirkpatrick                                     Officer)

               /s/ DAMON H. BALL
-----------------------------------------------
                 Damon H. Ball                                        Director

            /s/ GERALD R. GALLAGHER
-----------------------------------------------
              Gerald R. Gallagher                                     Director

            /s/ WILLIAM B. RANDALL
-----------------------------------------------
              William B. Randall                                      Director

               /s/ DALE J. VOGEL
-----------------------------------------------
                 Dale J. Vogel                                        Director

                             GARDEN BOTANIKA, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        PAGE
                                                                                        ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP, Independent Public Accountants.......................   F-2
  Balance Sheets -- February 1, 1997 and February 3, 1996.............................   F-3
  Statements of Operations -- For the fiscal years ended February 1, 1997, February 3,
     1996 and January 28, 1995........................................................   F-4
  Statements of Shareholders' Equity -- For the fiscal years ended February 1, 1997,
     February 3, 1996 and January 28, 1995............................................   F-5
  Statements of Cash Flows -- For the fiscal years ended February 1, 1997, February 3,
     1996 and January 28, 1995........................................................   F-6
  Notes to Financial Statements.......................................................   F-7
  Selected Quarterly Financial Data (Unaudited) -- For the fiscal years ended February
     1, 1997, February 3, 1996 and January 28, 1995 -- See Note (9) of Notes to
     Financial Statements.............................................................  F-14

FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Garden Botanika, Inc.:

     We have audited the accompanying balance sheets of Garden Botanika, Inc. (a Washington corporation) as of February 1, 1997 and February 3, 1996, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Botanika, Inc. as of February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
  March 11, 1997

                             GARDEN BOTANIKA, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                          FEBRUARY       FEBRUARY
                                                                             1,             3,
                                                                            1997           1996
                                                                         ----------     ----------
                                                                          (AMOUNTS IN THOUSANDS)
Current assets:
  Cash and cash equivalents............................................   $   7,205      $  1,308
  Short-term investments...............................................      20,426            --
  Inventories..........................................................      18,940        10,176
  Prepaid expenses:
     Rent..............................................................       1,238           795
     Other.............................................................       1,793         1,308
  Receivable from lessors..............................................       2,633         1,639
  Other................................................................         727           347
                                                                           --------       -------
          Total current assets.........................................      52,962        15,573
                                                                           --------       -------
Property and equipment:
  Leasehold improvements...............................................      51,431        31,362
  Furniture and equipment..............................................       9,016         5,002
  Equipment under capital lease........................................         261           262
                                                                           --------       -------
                                                                             60,708        36,626
  Less accumulated depreciation and amortization.......................     (10,168)       (5,451)
                                                                           --------       -------
          Net property and equipment...................................      50,540        31,175
                                                                           --------       -------
Other assets...........................................................          21           389
                                                                           --------       -------
          Total assets.................................................   $ 103,523      $ 47,137
                                                                           ========       =======
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Checks drawn in excess of bank balances..............................   $   6,600      $  3,616
  Note payable to bank.................................................          --         2,540
  Accounts payable.....................................................       7,438         5,138
  Accrued salaries, wages and benefits.................................       1,366           780
  Accrued sales tax....................................................         442           297
  Other................................................................         801           540
                                                                           --------       -------
          Total current liabilities....................................      16,647        12,911
                                                                           --------       -------
Deferred rent and other................................................       2,420         1,109
                                                                           --------       -------
          Total liabilities............................................      19,067        14,020
                                                                           --------       -------
Commitments
Shareholders' equity:
  Preferred Stock, $.01 par value; 10,000,000 and 3,694,031 shares
     authorized; 0 and 3,694,031 issued and outstanding................          --        42,027
  Common Stock, $.01 par value; 36,092,374 shares authorized; 7,069,098
     and 268,546 issued and outstanding................................      98,513           214
  Accumulated deficit..................................................     (14,057)       (9,124)
                                                                           --------       -------
          Total shareholders' equity...................................      84,456        33,117
                                                                           --------       -------
          Total liabilities & shareholders' equity.....................   $ 103,523      $ 47,137
                                                                           ========       =======

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                            STATEMENTS OF OPERATIONS

                                                                       FISCAL YEAR ENDED
                                                        -----------------------------------------------
                                                        FEBRUARY 1,       FEBRUARY 3,       JANUARY 28,
                                                           1997              1996              1995
                                                        -----------       -----------       -----------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............................................    $92,465           $55,339           $27,510
Cost of sales (including buying and occupancy
  costs)..............................................     52,551            31,448            15,521
                                                          -------           -------           -------
     Gross margin.....................................     39,914            23,891            11,989
Operating expenses:
  Stores and catalog..................................     35,544            18,746             8,956
  General and administrative..........................      8,871             6,041             3,917
Preopening and facility relocation expenses...........      1,426               798               733
                                                          -------           -------           -------
     Operating loss...................................     (5,927)           (1,694)           (1,617)
Interest income, net..................................        994                30               230
                                                          -------           -------           -------
     Net loss.........................................    $(4,933)          $(1,664)          $(1,387)
                                                          =======           =======           =======
Net loss per share, giving effect to the conversion of
  all preferred shares to common......................    $ (0.80)          $ (0.44)          $ (0.43)
Weighted average common and common equivalent shares,
  giving effect to the conversion of all preferred
  shares to common....................................      6,146             3,781             3,209

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                           PREFERRED STOCK      COMMON STOCK
                                          -----------------   ----------------   ACCUMULATED
                                          SHARES    AMOUNT    SHARES   AMOUNT      DEFICIT      TOTAL
                                          ------   --------   ------   -------   -----------   -------
                                                             (AMOUNTS IN THOUSANDS)
Balance, January 29, 1994................  2,910   $ 25,595     259    $    21    $  (6,073)   $19,543
  Exercise of stock options..............     --         --       3         28           --         28
  Net loss...............................     --         --      --         --       (1,387)    (1,387)
                                          ------    -------   -----    -------     --------    -------
Balance, January 28, 1995................  2,910     25,595     262         49       (7,460)    18,184
  Sale of Series C Preferred Stock.......    509      9,960      --         --           --      9,960
  Sale of Series D Preferred Stock.......    275      6,472      --         --           --      6,472
  Exercise of stock options..............     --         --       3         19           --         19
  Issuance of Common Stock in connection
     with acquisition....................     --         --       4        131           --        131
  Deferred compensation..................     --         --      --         15           --         15
  Net loss...............................     --         --      --         --       (1,664)    (1,664)
                                          ------    -------   -----    -------     --------    -------
Balance, February 3, 1996................  3,694     42,027     269        214       (9,124)    33,117
  Sale of Common Stock...................     --         --   3,104     56,191           --     56,191
  Conversion of Preferred Stock to
     Common.............................. (3,694)   (42,027)  3,694     42,027           --         --
  Exercise of stock options..............     --         --       2         24           --         24
  Deferred compensation..................     --         --      --         57           --         57
  Net loss...............................     --         --      --         --       (4,933)    (4,933)
                                          ------    -------   -----    -------     --------    -------
Balance, February 1, 1997................     --   $     --   7,069    $98,513    $ (14,057)   $84,456
                                          ======    =======   =====    =======     ========    =======

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                            -------------------------------------------
                                                            FEBRUARY 1,     FEBRUARY 3,     JANUARY 28,
                                                               1997            1996            1995
                                                            -----------     -----------     -----------
                                                                      (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..............................................      $ (4,933)       $ (1,664)       $ (1,387)
                                                              --------        --------        --------
  Adjustments to reconcile net loss to net cash (used)
     provided by operating activities:
     Depreciation and amortization......................         5,153           2,908           1,430
     Loss on retirement of property and equipment.......           422              --              62
     Changes in assets and liabilities:
       Inventories......................................        (8,764)         (4,543)         (3,070)
       Prepaid rent.....................................          (443)           (416)           (204)
       Other assets.....................................          (499)         (1,117)           (616)
       Accounts payable and checks drawn in excess of
          bank balances.................................         6,028           2,494           3,931
       Accrued expenses.................................           987             (38)            788
       Deferred rent and other..........................         1,353             484             288
                                                              --------        --------        --------
          Total adjustments.............................         4,237            (228)          2,609
                                                              --------        --------        --------
          Net cash (used) provided by operating
            activities..................................          (696)         (1,892)          1,222
                                                              --------        --------        --------
Cash flows from investing activities:
  Additions to property and equipment...................       (24,225)        (16,800)        (11,439)
  Purchase of short-term investments....................       (20,426)             --              --
  (Decrease) increase in construction accounts
     payable............................................          (744)          1,180             (34)
  Increase in receivable from lessors...................        (1,708)         (1,230)           (251)
  Other.................................................            --             (25)             --
                                                              --------        --------        --------
          Net cash used by investing activities.........       (47,103)        (16,875)        (11,724)
                                                              --------        --------        --------
Cash flows from financing activities:
  Sale of stock.........................................        56,191          16,432              --
  Advances on note payable to bank......................        11,958          13,856              --
  Payments on note payable to bank......................       (14,498)        (11,316)             --
  Other.................................................            45              65             (18)
                                                              --------        --------        --------
          Net cash provided (used) by financing
            activities..................................        53,696          19,037             (18)
                                                              --------        --------        --------
Increase (decrease) in cash and cash equivalents, net...         5,897             270         (10,520)
Cash and cash equivalents, beginning of period..........         1,308           1,038          11,558
                                                              --------        --------        --------
Cash and cash equivalents, end of period................      $  7,205        $  1,308        $  1,038
                                                              ========        ========        ========
Supplemental disclosures:
  Cash paid for interest................................      $    302        $     82        $     15
  Cash paid for income taxes............................            --              --              --

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

1. ORGANIZATION

     Garden Botanika, Inc. (the "Company") was incorporated in the State of Washington in October 1989. The Company produces and markets proprietary, botanically based personal care products. These products are sold at retail in a chain of Company-owned and -operated specialty retail stores. As of February 1, 1997, Garden Botanika operated 253 retail locations in 40 states.

     On October 30, 1995, in order to establish its initial in-house research and development, quality control and manufacturing capabilities, the Company purchased the principal assets of Innovative Biosciences Corporation of Oceanside, California ("IBC"). IBC was in the business of formulating, manufacturing and selling personal care products, including a number of such products formulated and manufactured for the Company. The purchase price paid for IBC's principal assets was approximately $156,000, which was paid in cash and shares of the Company's Common Stock. The acquisition was accounted for as a purchase and the operations of IBC have been included in the Company's results of operations beginning October 31, 1995.

     The Company has only a limited operating history, and approximately two-thirds of its 253 stores had been open for less than 24 months at February 1, 1997. The Company's future operations are subject to risks inherent in an emerging business. The principal risk factors relate to the need for additional capital to finance further development and introduction of new products and further store expansion, and to its ability to obtain satisfactory expansion sites at terms favorable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     The Company's 52/53-week fiscal year ends on the Saturday nearest the end of January. Fiscal 1995 was a 53-week year.

  Estimates and Assumptions

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

  Cash and Cash Equivalents

     The Company considers all short-term investments with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash includes all depository accounts maintained at financial institutions, including amounts invested in money-market mutual funds. The Company estimates that the fair value of its financial instruments approximate their carrying value, and therefore no separate disclosure of fair value is made.

     The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented for payment to the bank are reflected as checks drawn in excess of bank balances on the balance sheet.

  Short-Term Investments

     Short-term investments include highly liquid investments in United States government obligations and other investment vehicles which have maturities of more than 90 days at the date of purchase. The Company's

                             GARDEN BOTANIKA, INC.

policy is to classify these items as short-term investments rather than cash equivalents if they are to be held to maturity or are restricted by agreement.

  Inventory

     Inventory is recorded at the lower of weighted average cost or net realizable value.

  Advertising

     The Company expenses the production cost of advertising the first time the advertising takes place, except for the costs of direct response advertising, which are capitalized and amortized over the expected period of future benefit. Direct response advertising consists primarily of mail-order catalog advertising expenses. The capitalized costs of such advertising are amortized over a maximum of 13 weeks following initial distribution of mail-order catalogs, based on historical direct response revenue flows. Under this policy, as of February 1, 1997 and February 3, 1996, respectively, $1.27 million and $739,000 of advertising was reported as assets on the balance sheet. Advertising expense was $9.57 million, $3.34 million and $1.24 million in fiscal years 1996, 1995 and 1994, respectively.

  Property and Equipment

     Property and equipment are stated at cost and include the costs of acquiring new store leases and leasehold improvements. Depreciation of equipment under capital leases, furniture and fixtures is provided using the straight-line method over estimated useful lives ranging from five to seven years. The costs of acquiring new store leases and the costs of leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the useful lives of the assets. Leasehold acquisition costs capitalized in fiscal years 1996, 1995 and 1994 were $1.13 million, $754,000 and $569,000, respectively. Depreciation and amortization expense was $5.15 million, $2.91 million and $1.43 million, for fiscal years 1996, 1995 and 1994, respectively.

  Preopening and Facility Relocation Costs

     Store preopening costs are expensed as incurred. The unamortized cost of leasehold improvements related to facilities to be remodeled and/or relocated are written off in the period in which the new lease is signed.

  Deferred Rent

     The Company expenses rent on a straight-line basis over the life of the lease. During the initial years of a store lease, cash payments are typically less than the straight-line rent expense. The differential is recorded as deferred rent on the balance sheet.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Accordingly, deferred taxes are provided to reflect temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured based on enacted tax laws and rates. Due to its net operating losses, the Company has not paid federal income taxes since its inception.

  Earnings per Common and Common Share Equivalent

     For all periods presented, earnings per common and common share equivalent are based on the number of common and preferred shares and, in periods of profitability, share equivalents outstanding. Earnings per

                             GARDEN BOTANIKA, INC.

share amounts give retroactive effect to the conversion of preferred shares to common and treat the preferred shares as if they were originally issued as common, similar to a stock split.

     Common share equivalents used in the calculation of earnings per share include options to purchase common stock granted and outstanding under the Company's employee and director stock option plans if such amounts are dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, 43,856 common and common equivalent shares issued during the 12-month period prior to the Company's initial public offering are included (using the treasury stock method at the assumed public offering price) in the calculations for fiscal years prior to 1996 as if they were outstanding for all periods presented.

  Adoption of Financial Accounting Standards Board ("FASB") Statement No. 121

     The Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of the year ended February 1, 1997. In adopting SFAS No. 121, the Company determined that it was not necessary to record an impairment loss during fiscal 1996.

  Recent Accounting Pronouncement

     In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." This pronouncement establishes new standards for computing and presenting earnings per share for entities with publicly held common stock. The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997. The adoption will not have a material effect on the Company's earnings per share.

  Reclassifications

     Certain reclassifications have been reflected in the financial statements in order to conform prior years to the current year presentation.

3. INVENTORIES

     Inventories at fiscal year-end were comprised of the following (in thousands):

                                                                    1996        1995
                                                                   -------     -------
        Finished products held for sale........................    $12,814     $ 8,449
        Raw materials and components...........................      6,126       1,727
                                                                   -------     -------
          Total inventories....................................    $18,940     $10,176
                                                                   =======     =======

4. LEASES

     The Company is obligated under non-cancelable operating leases for its retail store outlets. Lease terms range from five to 12 years with options to renew at varying terms. The leases generally provide for contingent payments based upon a percentage of sales. Contingent payments were $218,000, $184,000 and $134,000, and rent expense was $10.46 million, $5.68 million and $2.82 million for fiscal years 1996, 1995 and 1994, respectively.

                             GARDEN BOTANIKA, INC.

     Future minimum rental payments under operating leases are (in thousands):

                                  FISCAL YEAR                            AMOUNT
            --------------------------------------------------------    --------
              1997..................................................    $ 12,429
              1998..................................................      12,570
              1999..................................................      12,751
              2000..................................................      12,943
              2001..................................................      13,079
              Thereafter............................................      50,270
                                                                        ---------
                      Total future minimum rental payments..........    $114,042
                                                                        =========

5. LINE OF CREDIT

     At February 1, 1997, the Company operated under a $5.00 million revolving working capital line of credit provided by U.S. Bank of Washington, N.A. ("the Bank"). This credit facility, which expires on September 30, 1997, bears interest at the Bank's prime rate (currently 8.5%). Borrowings are limited to 25% of eligible inventory during the months of January through March and to 50% of eligible inventory during the remainder of the year. At February 1, 1997, no amounts were outstanding under this facility.

     Borrowings under the Company's credit line are secured by the assets of the Company. In addition, the Company is prohibited under the terms of the line from paying dividends or incurring additional indebtedness without the Bank's prior written consent, and is, among other requirements, required to maintain minimum tangible net worth of $32.00 million, a maximum ratio of indebtedness to capital of 0.7-to-1 and working capital of at least $4.00 million. As of February 1, 1997, the Company was in compliance with each of these covenants.

     During fiscal years 1996, 1995 and 1994, the Company incurred interest expense of $321,000, $105,000 and $15,000, respectively.

6. INCOME TAXES

     The components of the deferred tax accounts at fiscal year-end, assuming a 35% statutory tax rate, were as follows (in thousands):

                                                                    1996        1995
                                                                   -------     -------
        Net operating loss carryforward..........................  $ 3,632     $ 1,537
        Depreciation.............................................     (620)        764
        Inventory................................................      813         315
        Deferred rent............................................      691         369
        Reserves not currently deductible........................      473         152
        Other....................................................       87          (9)
        Valuation allowance......................................   (5,076)     (3,128)
                                                                   --------    --------
                  Net deferred taxes.............................  $    --     $    --
                                                                   ========    ========

     The Company has established a valuation allowance because the net deferred tax asset does not meet the recognition criteria established by SFAS No. 109. Deferred state taxes have not been disclosed, as amounts are not material.

     The Company's net operating loss carryforward begins to expire in 2005. Of the $3.63 million carryforward benefit at February 1, 1997, $1.36 million is subject to an usage limitation of $896,000. This

                             GARDEN BOTANIKA, INC.

usage limitation will increase by an additional $250,000 each year thereafter until the entire $1.36 million has been realized or expires.

7. SHAREHOLDERS' EQUITY

  Common and Preferred Stock

     On March 29, 1996, the Company's board of directors approved an approximate 1-to-7.87 reverse stock split. The accompanying financial statements have been adjusted to reflect this action.

     On May 22, 1996, the Company, in its initial public offering, issued 3,104,365 shares of Common Stock at $20.00 per share. Concurrent with the initial public offering, all outstanding shares of Preferred Stock were automatically converted to Common Stock.

  Stock Compensation Plans

     At February 1, 1997, the Company had two stock-based compensation plans (the 1992 Plan and the 1996 Plan, each as described below). In addition, the Company had made two other option grants outside these plans (the IBC Options and the October 1996 Options, each also as described below). The Company applies Accounting Principles Board Opinion No. 25 in accounting for these fixed stock option plans and non-plan grants. Accordingly, with the exception of the IBC Options (which were granted at an exercise price below the current market value, thereby requiring recognition of compensation expense as described below), no related compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for options awarded under the 1992 Plan, the 1996 Plan, the IBC Options and the October 1996 Options, consistent with the method of SFAS No. 123, the Company's fiscal 1996 and 1995 reported net losses and losses per share would have been increased to the amounts indicated below:

                                                                          1996       1995
                                                                         -------   --------
    Net loss (in thousands).........   As reported.....................  $(4,933)  $ (1,664)
                                       Pro forma SFAS No. 123..........  $(5,751)  $ (2,125)
    Loss per share..................   As reported.....................  $ (0.80)  $  (0.44)
                                       Pro forma SFAS No. 123..........  $ (0.94)  $  (0.56)

     As specified by SFAS No. 123, the fair value of each fiscal 1995 and subsequent option grant was estimated, by optionee group, as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                             1996                   1995
                                                      -------------------    -------------------
    Risk-free interest rate.......................      5.88% to 6.41%         5.84% to 7.75%
    Expected life.................................    6 years to 8 years     6 years to 8 years
    Dividend rate.................................            0%                     0%
    Expected volatility...........................            80%                    80%

     The Company's two fixed stock option plans are: (i) the 1992 Combined Incentive and Non-Qualified Stock Option Plan (the "1992 Plan") and (ii) the 1996 Directors' Non-Qualified Stock Option Plan (the "1996 Plan"). Under the terms of the 1992 Plan, incentive or non-qualified stock options to purchase 398,217 shares of the Company's Common Stock may be granted to employees, directors, consultants and independent contractors of the Company. The exercise price of incentive stock options may not be less than 100% of fair market value at the date of grant, while the exercise price of nonqualified stock options may be greater than or less than fair market value. All options outstanding at February 1, 1997 vest on schedules of four to five years and terminate after 10 years and two days. At that date, 117,337 shares were available for future grant under the 1992 Plan.

                             GARDEN BOTANIKA, INC.

     Under the terms of the 1996 Plan, approved by shareholders on March 29, 1996, non-qualified stock options to purchase 63,561 shares of the Company's Common Stock may be granted to members of the Company's Board of Directors. The 1996 Plan provides that each non-employee director of the Company will automatically be granted an option to purchase 1,271 shares of Common Stock upon election or appointment to the board of directors and thereafter at each annual meeting of the board of directors for so long as the individual continues to serve as a director of the Company. The exercise price of these options must equal the fair market value of the Company's Common Stock at the date of grant. Options granted under the 1996 Plan vest monthly over a one-year period and terminate after 10 years and two days. To date, no options have been granted under the 1996 Plan.

     As part of the agreement for the 1995 purchase of IBC, an owner of IBC became Vice President -- Research and Product Development of the Company. In connection with his employment, this individual was granted options to purchase 25,424 shares of the Company's Common Stock at an exercise price of $1.97 per share (the "IBC Options"). In connection with the issuance of these options, the Company recorded $300,000 of deferred compensation expense, which is being amortized over the five-year option vesting period. The IBC Options terminate after 10 years and two days. At February 1, 1997, 6,354 of these options were exercisable.

     On October 14, 1996, the Company's Board of Directors authorized and the Compensation Committee approved the granting of non-qualified options (the "October 1996 Options") to purchase 449,635 shares of Common Stock at $8.625 (the closing price of the Company's Common Stock on that date) to approximately 130 officers and employees of the Company in connection with annual performance reviews. These options, which vest 25% per year over four years and which had a weighted average fair value of $6.80, were not granted under the terms of the Company's 1992 Plan. The Company intends to request shareholder approval of an amendment to the 1992 Plan, increasing the number of authorized options and bringing the October 1996 Options under its provisions.

     A summary of the transactions and balances relating to the Company's two fixed stock option plans (the 1992 Plan and the 1996 Plan) during fiscal years 1996, 1995 and 1994 is presented below:

                                                    1996                 1995                 1994
                                             ------------------   ------------------   ------------------
                                                       EXERCISE             EXERCISE             EXERCISE
                                             SHARES    PRICE(1)   SHARES    PRICE(1)   SHARES    PRICE(1)
                                             -------   --------   -------   --------   -------   --------
Outstanding, beginning of year.............  268,581    $11.52    131,950    $ 9.28     98,253    $ 9.06
Granted....................................   25,000    $ 7.88    145,210    $13.51     50,521    $ 9.83
Exercised..................................   (2,156)   $11.45     (2,342)   $ 8.43     (3,050)   $ 9.34
Canceled...................................  (18,092)   $11.84     (6,237)   $11.73    (13,774)   $ 9.68
                                             -------              -------              -------
Outstanding, end of year...................  273,333    $11.16    268,581    $11.52    131,950    $ 9.28
                                             =======              =======              =======
Exercisable, end of year...................  104,105               55,386               29,886
Weighted average fair value of options
  granted during year......................  $  6.33              $ 11.06                   (2)

---------------

(1) Weighted average

(2) Not applicable; prior to SFAS No. 123 effective date.

                             GARDEN BOTANIKA, INC.

     The following table summarizes information regarding all fixed stock options outstanding at February 1, 1997:

                                             OPTIONS OUTSTANDING
                                    -------------------------------------        OPTIONS EXERCISABLE
               RANGE OF                          REMAINING                      ---------------------
               EXERCISE                         CONTRACTUAL     EXERCISE                    EXERCISE
                PRICES              NUMBER        LIFE(1)       PRICE(1)        NUMBER      PRICE(1)
    ------------------------------  -------     -----------     ---------       -------     ---------
    $1.97.........................   25,424      8.7 years       $  1.97          6,354      $  1.97
    $7.87 to $9.83................  598,603      8.9 years       $  8.73         79,078      $  9.06
    $13.77........................  122,465      8.1 years       $ 13.77         25,027      $ 13.77
                                    -------                                     -------
    $1.97 to $13.77...............  746,492      8.8 years       $  9.33        110,459      $  9.72
                                    =======                                     =======

---------------
(1) Weighted average

     In connection with the 1995 grant to an officer of options to purchase 9,533 shares of Common Stock, the Company has agreed to pay, at the end of the five-year vesting period, the difference, if any, between the value of all options granted and Common Stock issued to the officer and $1.00 million, except that, if and to the extent the value of such options and Common Stock has exceeded $670,000 at any time during the option period, the Company's obligation shall be reduced. As of February 1, 1997, the Company had recorded a liability of $399,000 related to this agreement. The Company's payment obligation may be satisfied by accelerating existing options, granting additional options or making a cash payment. The Company has a similar obligation in the event of a change of control of the Company. In the event the officer is terminated without cause during the option period, he is entitled to vested options upon termination for shares having a value of $200,000 for each year or part of a year in which he worked for the Company.

  Warrants

     In connection with the issuance of certain shares of Convertible Preferred Stock, the Company's investment advisor received warrants to purchase 23,724 shares of Common Stock at $9.83 per share. These warrants expire in 1998.

8. RELATED PARTY TRANSACTIONS

     Approximately 11%, 12% and 11% of merchandise purchases during fiscal years 1996, 1995 and 1994, respectively, were from a supplier whose president is a director of the Company. As of February 1, 1997 and February 3, 1996, respectively, $698,000 and $235,000 payable to this supplier was included in accounts payable on the balance sheet.

                             GARDEN BOTANIKA, INC.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      WEIGHTED       NET INCOME
                                                                       AVERAGE       (LOSS) PER
                                                                     COMMON AND      COMMON AND
                                                           NET         COMMON          COMMON
                                   NET        GROSS      INCOME      EQUIVALENT      EQUIVALENT
                                 SALES(1)    MARGIN(1)   LOSS(1)      SHARES(1)       SHARE(2)
                                 -------     -------     -------     -----------     -----------
    FISCAL 1996
      First quarter............  $16,647     $ 7,046     $(2,685)       3,963          $ (0.68)
      Second quarter...........  $16,916     $ 6,793     $(1,987)       6,487          $ (0.31)
      Third quarter............  $17,681     $ 6,633     $(3,780)       7,067          $ (0.53)
      Fourth quarter...........  $41,221     $19,442     $ 3,519        7,095          $  0.50
    FISCAL 1995
      First quarter............  $ 9,532     $ 4,084     $  (827)       3,706          $ (0.22)
      Second quarter...........  $10,138     $ 4,212     $  (836)       3,707          $ (0.23)
      Third quarter............  $10,671     $ 4,170     $(1,986)       3,707          $ (0.54)
      Fourth quarter...........  $24,998     $11,425     $ 1,985        4,066          $  0.49
    FISCAL 1994
      First quarter............  $ 3,955     $ 1,545     $  (665)       3,208          $ (0.21)
      Second quarter...........  $ 4,521     $ 1,771     $  (616)       3,208          $ (0.19)
      Third quarter............  $ 5,551     $ 2,178     $(1,168)       3,210          $ (0.36)
      Fourth quarter...........  $13,483     $ 6,495     $ 1,062        3,274          $  0.32

---------------
(1) In thousands.

(2) Interim per share amounts may not accumulate to annual amounts.

                                    EXHIBITS

    EXHIBIT
     NUMBER                                     DESCRIPTION
    --------  --------------------------------------------------------------------------------
     3.3*     Eighth Restated Articles of Incorporation.
     3.4*     Amended and Restated Bylaws.
     4.1*     Specimen Common Stock Certificate.
     4.2      See Articles 4.2, 5 and 6 of Exhibit 3.1 and Articles 3 and 7 of Exhibit 3.4
              which confirm certain rights of holders of Common Stock.
    10.1*     Employment Agreement by and between Garden Botanika, Inc. (formerly known as
              American Body Care, Inc.) and Michael Luce, dated January 1, 1990.
    10.2*     Employment Agreement by and between Garden Botanika, Inc. and Jeffrey Mason, dated November 18, 1994.
    10.3*     Hardware Purchase and Software License Agreement by and between Garden Botanika,
              Inc. (formerly known as American Body Care, Inc.) and STS Systems, Ltd., dated
              June 22, 1990.
    10.3A*    Addendum 65 to Hardware Purchase and Software License Agreement by and between
              Garden Botanika, Inc. and STS Systems, Ltd., dated June 22, 1990.
    10.4*     Equipment Maintenance Agreement by and between Garden Botanika, Inc. (formerly known as American Body Care, Inc.) and STS Systems, Ltd. dated June 22, 1990.
    10.5*     Software Maintenance Agreement by and between Garden Botanika, Inc. (formerly known as American Body Care, Inc.) and STS Systems, Ltd., dated June 22, 1990.
    10.6*     Credit Agreement by and among U.S. Bank of Washington, National Association and
              Garden Botanika, Inc. and Garden Botanika Direct, Inc., dated November 30, 1995.
    10.7*     Revolving Note in the amount of $5,000,000 dated November 30, 1995 in favor of
              U.S. Bank of Washington, National Association.
    10.8*     Bridge Note in the amount of $4,000,000 dated November 30, 1995 in favor of U.S.
              Bank of Washington, National Association.
    10.9*     Security Agreement dated November 30, 1995 by and between Garden Botanika, Inc.
              and U.S. Bank of Washington, National Association.
    10.10*    Distribution Agreement by and between Garden Botanika, Inc. and Essential
              Amenities, Inc., dated November 2, 1995.
    10.11*    Corporate Headquarters lease agreement by and between Westpark "P" Limited
              Partnership and Garden Botanika, Inc., dated October 8, 1992, as amended.
    10.12*    Corporate Headquarters expansion lease agreement by and between Teachers
              Insurance & Annuity Association and Garden Botanika, Inc., dated September 27,
              1995.
    10.13*    Ontario Distribution Facility lease agreement by and between Grumet-Goodrich
              Corporation and Garden Botanika, Inc., dated December 16, 1992.
    10.14*    Fontana Distribution Facility lease agreement by and between the Tuffli Company and Garden Botanika, Inc., dated June 29, 1995.
    10.15*    Garden Botanika, Inc. 1992 Combined Incentive and Nonqualified Stock Option Plan
              (as amended through October 30, 1995).
    10.16*    1996 Directors' Nonqualified Stock Option Plan.
    10.17*    Stock Option Agreement and Payment Obligation by and between Garden Botanika,
              Inc. and Jeffrey Mason, dated January 4, 1995.
    10.18*    Option and Severance Agreement by and between Garden Botanika, Inc. and John
              Garruto, dated October 30, 1995.
    10.19*    Warrant to Purchase 1,740 Shares of Common Stock, dated September 20, 1993, held by DLJ First ESC L.L.C.
    10.20*    Warrant to Purchase 166 Shares of Common Stock, dated September 20, 1993, held by DLJ Capital Corporation.
    10.21*    Warrant to Purchase 21,817 Shares of Common Stock, dated September 20, 1993, held by DLJ Capital Corporation.
    10.22*    Asset Purchase and Sale Agreement by and among Garden Botanika, Inc., Innovative
              Biosciences Corporation and its Shareholders, dated September 19, 1995, as amended by Amendment Number 1 to Asset Purchase and Sale Agreement dated October
              30, 1995.

    EXHIBIT
     NUMBER                                     DESCRIPTION
    --------  --------------------------------------------------------------------------------
    10.23*    Amended and Restated Investors Rights Agreement, by and among certain Investors and Garden Botanika, Inc., dated November 1, 1995, as amended.
    10.24*    Standard Industrial Lease, between William D. Vogel and Garden Botanika, Inc., dated February 21, 1996.
    10.24A    Form of Standard Industrial Lease, between William D. Vogel and Garden Botanika,
              Inc., dated April 14, 1997.
    10.25*    Corporate Headquarters Expansion Lease Agreement by and between Persis
              Corporation and Garden Botanika, Inc., dated March 29, 1996.
    10.26*    U.S. Bank waiver letter, dated March 27, 1996.
    10.27*    U.S. Bank borrowing base amendment letter, dated April 11, 1996.
    10.28*    Letter of Understanding to Purchase by Garden Botanika from Momentis of System
              Development and Maintenance Services dated March 28, 1996.
    11        Calculation of Earnings Per Common and Common Equivalent Share
    23.1      Consent of Independent Auditor.
    27.1      Financial Data Schedule
    99.1*     Donaldson, Lufkin & Jenrette Securities Corporation question and answer materials and related documents.

---------------

 * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-1744) as declared effective May 22, 1996.