Form 10-Q
period 1997-05-03
GARDEN BOTANIKA INC
filed 1997-06-10
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 3, 1997

                                       OR
 _       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________


                         Commission file number 0-27920


                              Garden Botanika, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)


              Washington                              91-1464962
              ----------                              ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)



                              8624 154th Avenue NE
                            Redmond, Washington 98052
                            -------------------------
                    (Address of principal executive offices)


                                 (425) 881-9603
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _


The registrant had 7,069,098 shares of Common Stock, $0.01 par value, outstanding at May 3, 1997.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION                                                       3


         ITEM 1 -        FINANCIAL STATEMENTS                                        3

                  Balance Sheets                                                     8

                  Statements of Operations                                           9

                  Statements of Cash Flows                                          10

                  Notes to Financial Statements                                     11

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS                                                  3

PART II - OTHER INFORMATION                                                          6

         ITEM 1 - LEGAL PROCEEDINGS                                                  6

         ITEM 2 - CHANGES IN SECURITIES                                              6

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    6

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                6

         ITEM 5 - OTHER INFORMATION                                                  6

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   6

                  Exhibit 11 - Calculation of Earnings Per Common and
                  Common Equivalent Share                                           12

                  Exhibit 10.29 - Succession Agreement by and between Garden
                  Botanika, Inc. and Myron E. Kirkpatrick, dated April 29, 1997     13

ART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

         The unaudited balance sheet as of May 3, 1997, audited balance sheet as of February 1, 1997 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the three-month periods ended May 3, 1997 and May 4, 1996 are attached. Notes to the unaudited financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

         This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Annual Report on Form 10-K dated April 18, 1997, which has previously been filed with the Securities and Exchange Commission.

         Certain statements in this discussion constitute "forward-looking statements" and involve risks, uncertainties and other factors which may cause the Company's actual performance to be materially different from the performance expressed or implied by such statements. Such factors include, among others: (a) the performance of its newer stores, including its larger Color Studio stores and those stores in less developed markets; (b) fluctuations in comparable store sales; (c) competition; (d) the Company's ability to identify and respond to emerging industry trends, including the ability to successfully develop and introduce new products; (e) the Company's ability to obtain targeted sales volumes through competitive pricing at acceptable gross margins and to bring its mail order operations to profitability; and (f) other factors set forth in the Company's Annual Report on Form 10-K dated April 18, 1997 and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The results of operations for the quarterly period ended May 3, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 45% to 49% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix. Primarily as a result of the large number of newer stores in less developed markets, the Company may incur larger net losses during the first three quarters of fiscal 1997 than during the comparable period of fiscal 1996.

          The Company had 259 stores in operation at May 3, 1997 compared to 162 stores at May 4, 1996 and 253 stores at February 1, 1997. The average age of the Company's stores at May 3, 1997 was 23 months.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

         RESULTS OF OPERATIONS -

         (a) COMPARISON OF THE QUARTERLY PERIODS ENDED MAY 3, 1997 AND MAY 4, 1996.

         Net Sales. Net sales for the first quarter of fiscal 1997 were $23.92 million, compared to net sales of $16.65 million for the comparable prior period, an increase of 44%. Store net sales increased $7.83 million, or 54%, during the quarter, primarily due to the increase in the number of stores, combined with a 2% increase in comparable store sales (sales for stores open at least one complete fiscal year). The 2% increase in comparable store sales for the quarter was driven by increases of 3% in February and 11% in April, partially offset by a 5% decline in March. In the first quarter of fiscal 1996, comparable store sales increased 10%, consisting of increases of 2% in February and 13% in both March and April.

         Mail order net sales declined $586,000, or 26%, versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary efforts on its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

         Gross Margin. The dollar amount of gross margin increased $1.69 million, or 24%, from the first quarter of fiscal 1996, reflecting the effect of the 44% increase in net sales. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 36.5% in the first quarter of fiscal 1997 versus 42.3% in the comparable prior period. Over 90% of the 580 basis point decline in gross margin as a percentage of net sales was attributable to the effect of fixed occupancy costs associated with the 173 new stores opened during the past 27 months and, to a lesser extent, to expansion of the Company's merchandising and product development infrastructure over the past year.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses increased by $2.55 million, or 36%, from the comparable prior period, primarily as a result of the increase in the number of stores. As a percentage of net sales, store and catalog expenses declined to 40.2% from 42.5% in the first quarter of fiscal 1996. Store expenses increased in both absolute dollars (due to the 97 new stores opened since the end of first quarter 1996) and as a percent of net sales (reflecting the initially lower sales volume of many of the 101 new stores opened during fiscal 1996). The increase in store expenses was partially offset by a significant decline in mail order expenses, both in absolute dollars and as a percent of net sales, reflecting the planned reduction in mail order circulation.

                General and Administrative. The dollar amount of general and administrative expenses increased by $464,000, or 22%, from the comparable prior period, primarily reflecting the effect of corporate and field level infrastructure added during fiscal 1996 to support the Company's expansion. As a percentage of net sales, general and administrative expenses declined to 10.8% from 12.8% in the first quarter of fiscal 1996, reflecting improved expense leverage associated with sales growth.

         Preopening and Facility Relocation Expense. Preopening and facility relocation expense ("Preopening Expense") was $23,000, or 0.1% of net sales, in the first quarter of fiscal 1997, during which the Company opened six stores, completed the relocation and expansion of one existing store and finalized preopening costs associated with the 39 stores opened in the prior quarter. In the first quarter of fiscal 1996, when the Company opened 10 stores and relocated and expanded its primary warehouse/distribution facility and one existing store, Preopening Expense was $354,000, or 2.1% of net sales. Without giving effect to the adjustment of previously accrued expenses, estimated preopening costs for the six stores opened in the first quarter of fiscal 1997 would have been $63,000.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 40%, from $2.50 million to $3.50 million, in the respective quarters. As a percentage of net sales, however, the first quarter operating loss declined to 14.6% from 15.0% in the comparable prior period.

         Interest Income (Expense), Net. Net interest income during the first quarter of fiscal 1997 was $272,000, or 1.1% of net sales, compared to net interest expense of $184,000, or 1.1% of net sales, during the comparable prior period. This change reflects the effects of the Company's May 1996 initial public offering and its higher level of holiday sales in 1996 on the amount of funds available for investment and the need for bank borrowings.

          Income Tax Provision. The Company did not record an income tax provision for the first quarter of either fiscal 1997 or fiscal 1996 due to its pre-tax losses.

         Net Loss and Per Share Data. The Company's net loss increased 20% from $2.68 million, or $0.68 per share, during the first quarter of fiscal 1996 to $3.23 million, or $0.46 per share, during the first quarter of fiscal 1997. The absolute dollar increase in net loss was due to the factors discussed above. The decline in net loss per share was due to the fact that the number of common and common equivalent shares increased 78%, from 3.96 million to 7.07 million, as a result of the Company's initial public offering in May 1996.

         LIQUIDITY AND CAPITAL RESOURCES -

         The Company began fiscal 1997 with cash and cash equivalents of $7.21 million and short-term investments of $20.43 million. During the first quarter, $10.43 million of short-term investments were liquidated to fund: (a) the first quarter loss ($1.50 million net of depreciation); (b) an $8.53 million increase in inventory to support (i) the Mother's Day gift business, (ii) a commitment to higher in-stock and customer service levels during 1997 and (iii) toiletries, cosmetics and merchandise presentation initiatives to be implemented in the second quarter; and (c) a $3.98 million increase in fixed assets, related primarily to the 1997 store opening program (currently 30 stores and three remodels) and the addition of store fixtures in connection with the second quarter merchandise presentation initiatives.

         Following the liquidation of short-term investments and uses of cash described above, the Company ended the first quarter with cash and cash equivalents of $4.58 million and short-term investments of $10.00 million. While the Company did not access its bank credit line during the first quarter, it expects to do so in the second or third quarter of the year as it completes its 1997 store expansion program and begins to build inventory in preparation for the holiday season.

         The Company currently has a $5.00 million working capital credit facility, which expires on September 30, 1997. This facility is currently being re-negotiated to increase the amount and extend the expiration date. The Company believes that its current cash and short-term investment balance, combined with cash flow from operations and borrowings under the re-negotiated credit facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1997. The Company's capital requirements may vary significantly from those anticipated, however, depending particularly upon such factors as operating results, the number, type and timing of new store openings, store development costs in the markets the Company enters and the extent of lessor construction allowances received. The Company may be required to seek additional sources of funds to support its expansion program or to support its ongoing operations in fiscal 1998. There can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned expansion or impair its future business, financial condition and operating results.

PART II - OTHER INFORMATION:


ITEM 1 - LEGAL PROCEEDINGS -

         See Item 3 of the Company's Form 10-K dated April 18, 1997, which is incorporated by this reference herein.

ITEM 2 - CHANGES IN SECURITIES -

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES -

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS -

         None

ITEM 5 - OTHER INFORMATION -

         During April, the Company's Chief Financial Officer, Myron Kirkpatrick, disclosed his intention to retire and on April 29, the Company entered an agreement with Mr. Kirkpatrick, pursuant to which he will continue as the Company's Chief Financial Officer until the earlier of October 31, 1997 or 30 days following the appointment of a successor to his position. After that time, and for a period of six months, Mr. Kirkpatrick will continue to serve the Company as a consultant for a fee of $5,000 per month. At the end of the six-month period, the Company agreed to cause options for 5,000 shares of the Company's Common Stock with the lowest exercise price then held by Mr. Kirkpatrick (or, if lower, by any employee granted options subsequent to his retirement announcement), to vest as of such date and to remain exercisable for a period of three years.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a)   Exhibits:

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    ------------
         11       Calculation of Earnings Per Common and Common Equivalent Share

         10.29    Succession Agreement by and between Garden Botanika, Inc. and
                  Myron E. Kirkpatrick, dated April 29, 1997

         (b)   Reports on Form 8-K:

              No reports on Form 8-K were filed during the first quarter of fiscal 1997.

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                     MAY 3,        FEBRUARY 1,
                                                                                      1997             1997
                                                                                    ---------       ---------
                                                                                     (AMOUNTS IN THOUSANDS)
                                                         ASSETS
Current assets:
   Cash and cash equivalents                                                        $   4,581       $   7,205
   Short-term investments                                                               9,995          20,426
   Inventories                                                                         27,474          18,940
   Prepaid expenses:
      Rent                                                                              1,382           1,238
      Other                                                                             1,623           1,793
   Receivable from lessors                                                              1,694           2,633
   Other                                                                                  108             727
                                                                                    ---------       ---------
        Total current assets                                                           46,857          52,962

Property and equipment:
   Leasehold improvements                                                              54,507          51,431
   Furniture and equipment                                                              9,922           9,016
   Equipment under capital lease                                                          261             261
                                                                                    ---------       ---------
                                                                                       64,690          60,708
   Less accumulated depreciation and amortization                                     (11,891)        (10,168)
                                                                                    ---------       ---------
      Net property and equipment                                                       52,799          50,540

Other assets                                                                               21              21
                                                                                    =========       =========
        Total assets                                                                $  99,677       $ 103,523
                                                                                    =========       =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances                                          $   4,971       $   6,600
   Accounts payable                                                                     8,079           7,438
   Accrued salaries, wages and benefits                                                 1,673           1,366
   Accrued sales tax                                                                      484             442
   Other                                                                                  533             801
                                                                                    ---------       ---------
        Total current liabilities                                                      15,740          16,647

Deferred rent and other                                                                 2,692           2,420
                                                                                    ---------       ---------
        Total liabilities                                                              18,432          19,067

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
      10,000,000 shares authorized; none issued and outstanding                             -               -
   Common  Stock, $.01 par value;
      36,092,374 shares authorized; 7,069,098 issued and outstanding                   98,527          98,513
   Accumulated deficit                                                                (17,282)        (14,057)
                                                                                    ---------       ---------
        Total shareholders' equity                                                     81,245          84,456

        Total liabilities & shareholders' equity                                    $  99,677       $ 103,523
                                                                                    =========       =========

              The accompanying notes are an integral part of these
                             financial statements.

                             GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)

                                                                 (UNAUDITED)
                                                               QUARTER ENDED
                                                          -----------------------
                                                             MAY 3,      MAY 4,
                                                             1997        1996
                                                          -----------  ----------

Net sales                                                 $ 23,918       $ 16,647
Cost of sales (including buying and occupancy costs)        15,182          9,601
                                                          --------       --------
      Gross margin                                           8,736          7,046

Operating expenses:
   Stores and catalog                                        9,620          7,067
   General and administrative                                2,590          2,126
Preopening and facility relocation expenses                     23            354
                                                          --------       --------
      Operating loss                                        (3,497)        (2,501)

Interest income (expense), net                                 272           (184)
                                                          --------       --------
      Net loss                                            $ (3,225)      $ (2,685)
                                                          ========       ========


Net loss per share                                        $  (0.46)      $  (0.68)

Weighted average common and common equivalent shares         7,069          3,963





















              The accompanying notes are an integral part of these
                             financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                         (UNAUDITED)
                                                                                         QUARTER ENDED
                                                                                    ------------------------
                                                                                     MAY 3,           MAY 4,
                                                                                     1997             1996
                                                                                    --------       --------
Cash flows from operating activities:
   Net loss                                                                         $ (3,225)      $ (2,685)
                                                                                    --------       --------

   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                    1,723          1,009
      Loss on retirement of property and equipment                                         -             98
      Changes in assets and liabilities:
        Inventories                                                                   (8,534)           126
        Prepaid rent and other assets                                                  1,584              2
        Accounts payable and checks drawn in excess of bank balances                    (988)        (1,070)
        Accrued expenses                                                                  81            627
        Deferred rent and other                                                          272            143
                                                                                    --------       --------
          Total adjustments                                                           (5,862)           935
                                                                                    --------       --------
          Net cash used by operating activities                                       (9,087)        (1,750)
                                                                                    --------       --------

Cash flows from investing activities:
   Redemption of short-term investments                                               10,431              -
   Additions to property and equipment                                                (3,982)        (2,534)
                                                                                    --------       --------
          Net cash provided (used by) investing activities                             6,449         (2,534)
                                                                                    --------       --------

Cash flows from financing activities:
   Advances on note payable to bank                                                        -          9,158
   Payments on note payable to bank                                                        -         (5,295)
   Other, net                                                                             14             15
                                                                                    --------       --------
          Net cash provided by financing activities                                       14          3,878
                                                                                    --------       --------

Decrease in cash and cash equivalents                                                 (2,624)          (406)
Cash and cash equivalents, beginning of period                                         7,205          1,308
                                                                                    --------       --------

Cash and cash equivalents, end of period                                            $  4,581       $    902
                                                                                    ========       ========

Supplemental disclosures:
   Cash paid for interest                                                            $     -       $    199
   Cash paid for income taxes                                                        $     -       $      -











                 The accompanying notes are an integral part of
                          these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 3, 1997 (UNAUDITED)


1. The accompanying unaudited financial statements include the accounts of Garden Botanika, Inc. (the "Company"), a Washington corporation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K dated April 18, 1997, which has previously been filed with the Securities and Exchange Commission.


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


3. The results of operations for the quarterly period ended May 3, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 45% to 49% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.


4. In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This pronouncement establishes new standards for computing and presenting earnings per share for entities with publicly held common stock. The required retroactive adoption of SFAS No. 128 in the fourth quarter of fiscal 1997 will not have a material effect on earnings per share. Because the Company reported a net loss in the first quarter of each prior fiscal year, the adoption of SFAS No. 128 will have no effect on previously reported first quarter per share amounts.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GARDEN BOTANIKA, INC.
                                   --------------------------------------------
                                   Registrant


                                   /S/ Michael W. Luce
June 5, 1997                       --------------------------------------------
Date                               Michael W. Luce
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /S/ Myron E. Kirkpatrick
June 5, 1997                       --------------------------------------------
Date                               Myron E. Kirkpatrick
                                   Vice President-Finance, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

      Exhibit
       Number     Description
      -------     -----------
         11       Calculation of Earnings Per Common and Common Equivalent Share

         10.29    Succession Agreement by and between Garden Botanika, Inc. and
                  Myron E. Kirkpatrick, dated April 29, 1997