Form 10-Q
period 1997-08-02
GARDEN BOTANIKA INC
filed 1997-09-10
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED August 2, 1997

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         COMMISSION FILE NUMBER 0-27920


                              Garden Botanika, Inc.
                              ----------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Washington                                91-1464962
            ----------                                ----------
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



                              8624 154th Avenue NE
                            Redmond, Washington 98052
                            --------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



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


THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT August 2, 1997.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q

                                                                                                     PAGE
                                                                                                     ----
PART I -   FINANCIAL INFORMATION ..................................................................    3

           ITEM 1 -   FINANCIAL STATEMENTS ........................................................    3

                      Balance Sheets ..............................................................   11

                      Statements of Operations ....................................................   12

                      Statements of Cash Flows ....................................................   13

                      Notes to Financial Statements  ..............................................   14

           ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS ..................................................................    3

           ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK .................................................................    7


PART II -  OTHER INFORMATION .......................................................................   8

           ITEM 1 -   LEGAL PROCEEDINGS ............................................................   8

           ITEM 2 -   CHANGES IN SECURITIES ......................................................     8

           ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES ............................................     8

           ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS .........................    8

           ITEM 5 -   OTHER INFORMATION ..........................................................     9

           ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K ...........................................     9

                      Exhibit 11 - Calculation of Earnings Per Common and
                      Common Equivalent Share ....................................................    15


PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

         The unaudited balance sheet as of August 2, 1997, audited balance sheet as of February 1, 1997 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the quarterly and six-month periods ended August 2, 1997 and August 3, 1996 are attached. Notes to the unaudited financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

         This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Annual Report on Form 10-K dated April 18, 1997, which has previously been filed with the Securities and Exchange Commission.

         Certain statements in this discussion constitute "forward-looking statements" and involve risks, uncertainties and other factors which may cause the Company's actual performance to be materially different from the performance expressed or implied by such statements. Such factors include, among others: (a) the performance of its newer stores, including its larger Color Studio stores and those stores in less developed markets; (b) fluctuations in comparable store sales; (c) competition; (d) the Company's ability to identify and respond to emerging industry trends, including the ability to successfully develop and introduce new products and to maintain inventory levels appropriate for demand;
(e) the Company's ability to obtain targeted sales volumes through competitive pricing at acceptable gross margins and to bring its mail order operations to profitability; and (f) other factors set forth in the Company's Annual Report on Form 10-K dated April 18, 1997 and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The results of operations for the quarterly period ended August 2, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 45% to 49% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix. Primarily as a result of the large number of newer stores in less developed markets and the effects of pricing changes and other costs associated with its 1997 re-merchandising program, the Company expects to incur larger net losses during the first three quarters of fiscal 1997 than those incurred during the comparable period of fiscal 1996.

         The Company had 269 stores in operation at August 2, 1997 compared to 186 stores at August 3, 1996 and 253 stores at February 1, 1997. The average age of the Company's stores at August 2, 1997 was 25 months.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

         RESULTS OF OPERATIONS -

         (a) COMPARISON OF THE QUARTERLY PERIODS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996.

         During the second quarter of fiscal 1997, the Company implemented a number of significant merchandising initiatives that it has collectively termed the "1997 Re-merchandising Program." The long-term purpose of the 1997 Re-merchandising Program is to increase the sales productivity and profitability of the Company's stores. The primary elements of the program include: (a) doubling the color range of the cosmetics assortment in the Company's traditional stores, (b) introduction of new cosmetics tester fixtures in many of those stores, (c) introduction of additional floor display fixtures and improvements to visual merchandise presentation in virtually all stores, (d) more competitive pricing on a wide range of toiletries products and (e) elimination of a large number of less productive items from the Company's customary assortment. A concerted effort was also begun during the second quarter to clear these discontinued products from stock, and this effort will continue through at least the first half of the third quarter. The relationship of the 1997 Re-merchandising Program to the Company's second quarter results of operations and its financial position at August 2, 1997 is included in the discussion which follows.

         Net Sales. Net sales for the second quarter of fiscal 1997 were $24.87 million, compared to net sales of $16.92 million for the comparable prior period, an increase of 47%. Store net sales increased $8.29 million, or 54%, during the quarter, primarily due to the increase in the number of stores, combined with a 10% increase in comparable store sales (sales for stores open at least one complete fiscal year). The 10% increase in comparable store sales for the quarter was driven by increases of 11% in May, 12% in June and 6% in July, when the Company did not mail its traditional store catalog due to its clearance efforts. In the second quarter of fiscal 1996, comparable store sales increased 4%, consisting of increases of 5% in May and 4% in both June and July.

         Mail order net sales declined $356,000, or 25%, in the second quarter of fiscal 1997 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary efforts on its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

         Gross Margin. The dollar amount of gross margin increased $1.28 million, or 19%, from the second quarter of fiscal 1996, reflecting the effect of the 47% increase in net sales. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 32.5% in the second quarter of fiscal 1997 versus 40.2% in the comparable prior period. Approximately half of this decline was attributable to the effect of relatively fixed store occupancy costs in the Company's newer classes of stores, which generally have lower sales volumes. An additional 35% of this decline was attributable to reduced product margin, reflecting both the Company's new toiletries pricing strategy and its program to clear discontinued items from stock in connection with the 1997 Re-merchandising Program. The new toiletries strategy will continue to reduce gross margin relative to past levels in future periods, while the effect of the clearance program is expected to lessen during September.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses increased by $2.76 million, or 40%, from the comparable prior period, primarily as a result of the increase in the number of stores. As a percentage of net sales, store and catalog expenses declined to 38.6% from 40.4% in the second quarter of fiscal 1996. Store expenses increased in both absolute dollars (due to the 83 new stores opened since the end of second quarter 1996) and as a percentage of net sales (reflecting the initially lower sales volume of the Company's newer classes of stores and the expenses associated with the 1997 Re-merchandising Program). The increase in store expenses was partially offset by a significant decline in mail order expenses, both in absolute dollars and as a percentage of net sales, reflecting the planned reduction in mail order circulation.

                General and Administrative. The dollar amount of general and administrative expenses increased by $653,000, or 33%, from the comparable prior period, primarily reflecting the effect of corporate and field level infrastructure added since the end of second quarter 1996 to support the Company's expansion. As a percentage of net sales, general and administrative expenses declined to 10.7% from 11.9% in the second quarter of fiscal 1996, reflecting improved expense leverage associated with sales growth.

         Preopening and Facility Relocation Expense. Preopening and facility relocation expense ("Preopening Expense") was $81,000, or 0.3% of net sales, in the second quarter of fiscal 1997, during which the Company opened 10 stores. In the second quarter of fiscal 1996, when the Company opened 24 stores, Preopening Expense was $252,000, or 1.5% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 85%, from $2.30 million to $4.27 million, in the respective quarters. As a percentage of net sales, the second quarter operating loss increased to 17.1% from 13.6% in the comparable prior period.

         Interest Income, Net. Net interest income during the second quarter of fiscal 1997 was $103,000, or 0.4% of net sales, compared to net interest income of $314,000, or 1.9% of net sales, during the comparable prior period. This change reflects the effect of the Company's net use of cash in both its expansion program and the 1997 Re-merchandising Program, as well as in its routine operations, on the amount of funds available for temporary investment.

        Income Tax Provision. The Company did not record an income tax provision for the second quarter of either fiscal 1997 or fiscal 1996 due to its pre-tax losses.

         Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 109% from $1.99 million, or $0.31 per share, during the second quarter of fiscal 1996 to $4.16 million, or $0.59 per share, during the second quarter of fiscal 1997. There were approximately 7.07 million common and common equivalent shares outstanding for the second quarter of fiscal 1997, compared to approximately 6.49 million shares for the comparable prior period, an increase of 9% related to the Company's May 1996 initial public offering.

         (b) COMPARISON OF THE SIX-MONTH PERIODS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996.

         Net Sales. Net sales for the first six months of fiscal 1997 were $48.79 million, compared to net sales of $33.56 million for the comparable prior period, an increase of 45%. Store net sales increased $16.13 million, or 54%, during the period, primarily due to the increase in the number of stores combined with a 6% increase in comparable store sales. In the first six months of fiscal 1996, comparable store sales increased 7%.

         Mail order net sales declined $943,000, or 26%, in the first six months of fiscal 1997 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary efforts on its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

         Gross Margin. The dollar amount of gross margin increased $2.97 million, or 21%, from the first six months of fiscal 1996, reflecting the effect of the 45% increase in net sales. As a percentage of net sales, gross margin was 34.5% versus 41.2% in the comparable prior period. The decline in gross margin as a percentage of net sales reflected primarily the effect of relatively fixed store occupancy costs in the Company's newer classes of stores, as well as the Company's change in toiletries pricing and its program to clear discontinued items from stock in connection with the 1997 Re-merchandising Program.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses increased by $5.32 million, or 38%, from the comparable prior period, primarily as a result of the increase in the number of stores. As a percentage of net sales, store and catalog expenses declined to 39.4% from 41.4% in the second quarter of fiscal 1996. Store expenses increased in both absolute dollars (due to the 83 new stores opened since the end of second quarter 1996) and as a percentage of net sales (reflecting both the initially lower sales volume of the Company's newer classes of stores and the expenses associated with the 1997 Re-merchandising Program). The increase in store expenses was partially offset by a significant decline in mail order expenses, both in absolute dollars and as a percentage of net sales, reflecting the planned reduction in mail order circulation.

                General and Administrative. The dollar amount of general and administrative expenses increased by $1.12 million, or 27%, from the comparable prior period, primarily reflecting the effect of infrastructure added since the end of second quarter 1996 to support the Company's expansion. As a percentage of net sales, general and administrative expenses declined from 12.3% to 10.8%, with the change reflecting improved expense leverage associated with sales growth.

         Preopening and Facility Relocation Expense. Preopening Expense was $104,000, or 0.2% of net sales, in the first six months of fiscal 1997, during which the Company opened 16 stores, completed the relocation and expansion of one of its existing stores and finalized preopening costs associated with the 39 stores opened in the fourth quarter of fiscal 1996. In the comparable prior period, when the Company opened 34 stores and relocated and expanded its primary warehouse/distribution facility and one existing store, Preopening Expense was $606,000, or 1.8% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 62%, from $4.80 million to $7.76 million, in the respective six-month periods. Expressed as a percentage of net sales, the operating loss increased to 15.9% from 14.3% in the comparable prior period.

         Interest Income, Net. Net interest income during the first six months of fiscal 1997 was $375,000, or 0.8% of net sales, compared to net interest income of $131,000, or 0.4% of net sales, during the comparable prior period. The increase reflected the availability of more cash for investment in the current period due to the Company's May 1996 initial public offering and a higher level of holiday season sales in fiscal 1996.

       Income Tax Provision. The Company did not record an income tax provision for the first six months of either fiscal 1997 or fiscal 1996 due to its pre-tax losses.

         Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 58% from $4.67 million, or $0.89 per share, during the first six months of fiscal 1996 to $7.39 million, or $1.04 per share, during the comparable 1997 period. There were approximately 7.07 million weighted average common and common equivalent shares for the first six months of fiscal 1997, compared to approximately 5.23 million shares for the comparable 1996 period, an increase of 35% attributable to the Company's May 1996 initial public offering.

         LIQUIDITY AND CAPITAL RESOURCES -

         The Company began fiscal 1997 with cash and cash equivalents of $7.21 million and short-term investments of $20.43 million. During the first six months of the year, $19.66 million of short-term investments were liquidated to fund: (a) the Company's net loss ($3.72 million net of depreciation and amortization); (b) an $8.61 million increase in inventory primarily to support a commitment to higher in-stock and customer service levels and the 1997 Re-merchandising Program; and (c) $9.70 million of fixed asset additions, related primarily to store openings and the 1997 Re-merchandising Program.

         Following the liquidation of short-term investments and uses of cash described above, the Company ended the second quarter with cash and cash equivalents of $2.51 million and short-term investments of $765,000.

         The Company has a $5.00 million working capital credit facility, which expires on September 30, 1997. Negotiations for the renewal of this facility are currently taking place. While the Company did not access its bank credit line during the second quarter, it expects to utilize the line during the third and fourth quarters as it completes its 1997 store expansion program and builds inventory in preparation for the holiday season. The Company believes that its current cash and short-term investment balance, combined with cash flow from operations and borrowings under the re-negotiated credit facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1997. The Company's capital requirements may vary significantly from those anticipated, however, depending particularly upon such factors as operating results; the number, type and timing of new store openings; store development costs in the markets the Company enters; and the extent of lessor construction allowances received. The Company may be required to seek additional sources of funds to support its expansion program and/or its ongoing operations in fiscal 1998. There can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's further expansion or impair its future business, financial condition and operating results.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -

         The Company does not have investments in derivatives or financial instruments at this time.

PART II - OTHER INFORMATION:


ITEM 1 - LEGAL PROCEEDINGS -

         See Item 3 of the Company's Form 10-K dated April 18, 1997, which is incorporated by this reference herein.

ITEM 2 - CHANGES IN SECURITIES -

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES -

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on July 2, 1997 in Bellevue, Washington. Shareholders of record at the close of business on May 2, 1997 were entitled to notice of and to vote at the Annual Meeting. On the record date, there were 7,069,098 shares of Common Stock issued and outstanding. At the Annual Meeting, there were present in person or by proxy shareholders holding an aggregate of 6,662,154 shares, representing 94.24% of the shares eligible to vote, thereby constituting a quorum.

         All matters presented for vote received the required majority approval and had the following total, for, against and withheld votes as noted below:

         1. To elect two directors in Class 1 for terms expiring at the 1998 Annual Meeting of Shareholders, two directors in Class 2 for terms expiring at the 1999 Annual Meeting of Shareholders and two directors in Class 3 for terms expiring at the 2000 Annual Meeting of Shareholders:


                                                            For Votes/       Withheld Votes
                                                           (% of Voted)       (% of Voted)
                                                            ----------       ---------------
To elect nominees in Class 1:
         Damon H. Ball ......                                6,626,499            35,655
                                                               99.46%             0.54%
         Gerald R. Gallagher                                 6,629,449            32,705
                                                               99.51%             0.49%
To elect nominees in Class 2:
         William B. Randall .                                6,630,679            31,475
                                                               99.53%             0.47%
          Dale J. Vogel .....                                6,631,249            30,905
                                                               99.54%             0.46%
To elect nominees in Class 3:
         Jeffrey H. Brotman .                                6,632,399            29,755
                                                               99.55%             0.45%
          Michael W. Luce ...                                6,629,714            32,440
                                                               99.51%             0.49%

         2. To approve an increase in the number of shares authorized to be issued under the terms of the Company's 1992 Combined Incentive and Nonqualified Stock Option Plan (the "Employee Plan") from 398,217 shares of Common Stock to 1,089,038 shares of Common Stock:

                                                                           % of
                                                       Votes             Quorum Voted
                                                       -----             ------------
                  For...........................      3,860,824              57.95%
                  Against......................         789,623              11.85%
                  Abstain......................          20,352               0.31%
                  Broker Non-votes.........           1,991,355          Not applicable

         3. To ratify the selection of Arthur Andersen LLP as the Company's independent public auditors for the current fiscal year:

                                                       Votes              % of Voted
                                                       -----             ------------
                  For...........................      6,640,324               99.67%
                  Against......................          11,926                0.18%
                  Abstain......................           9,904                0.15%

ITEM 5 - OTHER INFORMATION -

         On June 30, 1997, the Company's Vice President of Real Estate and Construction, Jeffrey C. Mason, announced his resignation, which was effective July 16, 1997. Mr. Mason had been the beneficiary of a Stock Option Agreement and Payment Obligation with the Company (the "Mason Agreement") which, as a consequence of his resignation, has been canceled and is no longer of any force or effect. Because the Company only plans to open approximately 30 new stores in fiscal 1997, of which 19 have already been opened (compared to a total of 101 stores opened in fiscal 1996), there are no immediate plans to replace Mr. Mason. Mr. Mason's duties have been assumed, for the present, by the Company's Senior Vice President of Operations, Michael Fisher.

         Following shareholder approval of the increase in the number of shares authorized to be issued under the Employee Plan on July 2, 1997 as described in
Item 4 above, the Compensation Committee of the Board of Directors authorized the granting of options to purchase a total of 276,868 shares of Common Stock at an exercise price of $6.125 per share to approximately 300 individuals under the Employee Plan in connection with fiscal 1996 performance reviews. These options will vest at the rate of 25% per year over a period of four years. Also on July 2, options to purchase a total of 6,355 shares of Common Stock were automatically granted to non-employee directors under the Company's 1996 Director's Nonqualified Stock Option Plan. Under the terms of that plan, these options will vest monthly in equal amounts over a one-year period.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a)   Exhibits:

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    ------------
         11       Calculation of Earnings Per Common and Common Equivalent Share

         27       Financial Data Schedule

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the second quarter of fiscal 1997.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GARDEN BOTANIKA, INC.
                                 Registrant



September 8, 1997                /s/ Michael W. Luce
Date                             ----------------------------------------------
                                 Michael W. Luce
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



September 8, 1997                 /s/ Myron E. Kirkpatrick
Date                              ---------------------------------------------
                                  Myron E. Kirkpatrick
                                  Vice President-Finance, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                                 (UNAUDITED)
                                                                                   AUGUST 2,      FEBRUARY 1,
                                                                                    1997             1997
                                                                                --------------   ------------
                                                                                   (AMOUNTS IN THOUSANDS)
                                     ASSETS
Current assets:
   Cash and cash equivalents .................................................        $2,512       $  7,205
   Short-term investments ....................................................           765         20,426
   Inventories ...............................................................        27,550         18,940
   Prepaid expenses:
      Rent ...................................................................         1,418          1,238
      Other ..................................................................         1,725          1,793
   Receivable from lessors ...................................................         1,531          2,633
   Other .....................................................................           113            727
                                                                                   ---------      ---------
        Total current assets .................................................        35,614         52,962

Property and equipment:
   Leasehold improvements ....................................................        56,601         51,431
   Furniture and equipment ...................................................        13,541          9,016
   Equipment under capital lease .............................................           261            261
                                                                                   ---------      ---------
                                                                                      70,403         60,708
   Less accumulated depreciation and amortization ............................       (13,831)       (10,168)
                                                                                   ---------      ---------
      Net property and equipment .............................................        56,572         50,540

Other assets .................................................................            21             21
                                                                                   ---------      ---------
        Total assets .........................................................       $92,207       $103,523
                                                                                   =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances ...................................        $5,678         $6,600
   Accounts payable ..........................................................         4,353          7,438
   Accrued salaries, wages and benefits ......................................         1,345          1,366
   Accrued sales tax .........................................................           434            442
   Other .....................................................................           791            801
                                                                                   ---------      ---------
        Total current liabilities ............................................        12,601         16,647

Deferred rent and other ......................................................         2,507          2,420
                                                                                   ---------      ---------
        Total liabilities ....................................................        15,108         19,067

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
      10,000,000 shares authorized; none issued and outstanding ..............            --             --
   Common  Stock, $.01 par value;
      36,092,374 shares authorized; 7,069,098 issued and outstanding .........        98,543         98,513
   Accumulated deficit .......................................................       (21,444)       (14,057)
                                                                                   ---------      ---------
        Total shareholders' equity ...........................................        77,099         84,456

        Total liabilities & shareholders' equity .............................       $92,207       $103,523
                                                                                   =========      =========

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                 (UNAUDITED)
                               ----------------------------------------------------
                                     QUARTER ENDED             SIX MONTHS ENDED
                               -----------------------     ------------------------
                               AUGUST 2,     AUGUST 3,      AUGUST 2,     AUGUST 3,
                                 1997           1996         1997          1996
                               --------      --------      --------      --------
Net sales .................     $24,873       $16,916       $48,791       $33,563
Cost of sales (including
  buying and occupancy
  costs) .................       16,798        10,123        31,980        19,724
                               --------      --------      --------      --------
   Gross margin ..........        8,075         6,793        16,811        13,839

Operating expenses:
  Stores and catalog .......      9,599         6,835        19,219        13,903
  General and administrative      2,660         2,007         5,250         4,133
Preopening and facility
     relocation expenses ...         81           252           104           606
                               --------      --------      --------      --------
   Operating loss ........       (4,265)       (2,301)       (7,762)       (4,803)

Interest income, net .....          103           314           375           131
                               --------      --------      --------      --------
   Net loss ..............      $(4,162)      $(1,987)      $(7,387)      $(4,672)
                               ========      ========      ========      ========

Net loss per share .......       $(0.59)       $(0.31)       $(1.04)       $(0.89)

Weighted average common and
  common equivalent shares ..     7,069         6,487         7,069         5,225



   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                      SIX MONTHS ENDED
                                                                                  -----------------------
                                                                                  AUGUST 2,      AUGUST 3,
                                                                                    1997           1996
                                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                                         $(7,387)      $(4,672)
                                                                                  --------      --------
  Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization                                                     3,663         2,126
   Loss on retirement of property and equipment                                         --            98
   Changes in assets and liabilities:
      Inventories                                                                   (8,610)       (1,285)
      Prepaid rent and other assets                                                  1,604          (480)
      Accounts payable and checks drawn in excess of bank balances                  (4,007)       (1,074)
      Accrued expenses                                                                 (39)          402
      Deferred rent and other                                                           87           321
                                                                                  --------      --------
        Total adjustments                                                           (7,302)          108
                                                                                  --------      --------
        Net cash used by operating activities                                      (14,689)       (4,564)
                                                                                  --------      --------

Cash flows from investing activities:
  Redemption of short-term investments                                              19,661            --
  Additions to property and equipment                                               (9,695)       (7,255)
                                                                                  --------      --------
        Net cash provided (used by) investing activities                             9,966        (7,255)
                                                                                  --------      --------
Cash flows from financing activities:
  Sale of stock                                                                         --        56,191
  Payments on note payable to bank                                                      --        (2,540)
  Other, net                                                                            30            51
                                                                                  --------      --------
        Net cash provided by financing activities                                       30        53,702
                                                                                  --------      --------
(Decrease) increase in cash and cash equivalents                                    (4,693)       41,883
Cash and cash equivalents, beginning of period                                       7,205         1,308
                                                                                  --------      --------

Cash and cash equivalents, end of period                                            $2,512       $43,191
                                                                                  ========      ========

Supplemental disclosures:
  Cash paid for interest                                                          $     --          $303
  Cash paid for income taxes                                                      $     --      $     --




   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 2, 1997 (UNAUDITED)


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


3. The results of operations for the quarterly period ended August 2, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 45% to 49% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.


4. On July 2, 1997, shareholders approved an increase from 398,217 to 1,089,038 in the number of shares authorized to be issued under the Company's 1992 Combined Incentive and Nonqualified Stock Option Plan (the "Employee Plan"). Following that approval, on July 2, the Compensation Committee of the Board of Directors authorized the granting of options to purchase a total of 276,868 shares of common stock at an exercise price of $6.125 per share to approximately 300 individuals under the Employee Plan in connection with fiscal 1996 performance reviews. These options will vest at the rate of 25% per year over a period of four years. Also on July 2, options to purchase a total of 6,355 shares of common stock were automatically granted to non-employee directors under the Company's 1996 Director's Nonqualified Stock Option Plan. Under the terms of that plan, these options will vest monthly in equal amounts over a one-year period.


5. The Company's Vice President of Real Estate and Construction, Jeffrey C. Mason, resigned his position with the Company effective July 16, 1997. Mr. Mason had been the beneficiary of a Stock Option Agreement and Payment Obligation with the Company (the "Mason Agreement") which, as a consequence of his resignation, has been canceled and is no longer of any force or effect.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    ------------
         11       Calculation of Earnings Per Common and Common Equivalent Share

         27       Financial Data Schedule
