Form 10-Q
period 1997-11-01
GARDEN BOTANIKA INC
filed 1997-12-16
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED November 1, 1997

                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         COMMISSION FILE NUMBER 0-27920


                              Garden Botanika, Inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  Washington                                91-1464962
      -------------------------------          ---------------------------------
      (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)



                              8624 154th Avenue NE
                            Redmond, Washington 98052
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (425) 881-9603
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT November 1, 1997.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                                  PAGE
PART I - FINANCIAL INFORMATION __________________________________________________   3

         ITEM 1 - FINANCIAL STATEMENTS___________________________________________   3

                  Balance Sheets_________________________________________________  10

                  Statements of Operations_______________________________________  11

                  Statements of Cash Flows_______________________________________  12

                  Notes to Financial Statements__________________________________  13

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ____________________________________________________   3

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK ___________________________________________________   7


PART II -      OTHER INFORMATION_________________________________________________   8

         ITEM 1 - LEGAL PROCEEDINGS _____________________________________________   8

         ITEM 2 - CHANGES IN SECURITIES _________________________________________   8

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES________________________________   8

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS- __________   8

         ITEM 5 - OTHER INFORMATION______________________________________________   8

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ______________________________   8

                  Exhibit 11 - Calculation of Earnings Per Common and
                  Common Equivalent Share________________________________________  14

PART I - FINANCIAL INFORMATION:


ITEM 1 -     FINANCIAL STATEMENTS -
---------------------------------

        The unaudited balance sheet as of November 1, 1997, audited balance sheet as of February 1, 1997 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the quarterly and nine-month periods ended November 1, 1997 and November 2, 1996 are attached. Notes to the unaudited financial statements are also attached.


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

        The results of operations for the quarterly period ended November 1, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 45% to 49% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. Although sales in the 1997 holiday selling period were disappointing in November, and weak sales in December could have an adverse effect on the Company's operations, the Company expects the general historical pattern of fourth quarter sales to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing and/or size of promotions and catalog mailings and changes in the Company's product mix.

        Primarily as a result of the large number of newer stores in less developed markets and the effects of pricing changes and other costs associated with the Company's 1997 re-merchandising program, including the set-up costs for additional fixturing in most of its stores, the Company incurred larger net losses during the first three quarters of fiscal 1997 than those incurred during the comparable period of fiscal 1996. The Company's 1997 re-merchandising program was undertaken primarily in the second quarter in order to strengthen the visual appeal of the Company's stores and to improve in-stock levels and store productivity. As part of that effort, the Company doubled the color range of the cosmetics assortments in its traditional stores, introduced new floor cosmetics tester fixtures in many stores, added additional floor fixtures in virtually all stores, adjusted prices on many toiletries products and eliminated a large number of items from its basic assortment.

        The Company had 278 stores in operation at November 1, 1997 compared to 230 stores at November 2, 1996 and 253 stores at February 1, 1997. The average age of the Company's stores at November 1, 1997 was 27 months.

        The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

        RESULTS OF OPERATIONS -

        (a) COMPARISON OF THE QUARTERLY PERIODS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996.

        Net Sales. Net sales for the third quarter of fiscal 1997 were $21.28 million, compared to net sales of $17.68 million for the comparable prior period, an increase of 20%. Store net sales increased $4.13 million, or 25%, during the quarter, primarily due to the increase in the number of stores, combined with a 2% increase in comparable store sales (sales for stores open at least one complete fiscal year). The 2% increase in comparable store sales for the quarter was driven by increases of 6% in August and 1% in October. Comparable store sales were flat in September due, at least in part, to the movement of a significant promotion from September in the prior year to October in the current year. In the third quarter of fiscal 1996, comparable store sales increased 4% in August and October and declined 2% in September.

        Mail order net sales declined $532,000, or 46%, in the third quarter of fiscal 1997 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary mailing efforts on its more productive and cost-effective list of customers who have previously purchased from its mail order catalogs.

        Gross Margin. The dollar amount of gross margin decreased $938,000, or 14%, from the third quarter of fiscal 1996. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 26.8% in the third quarter of fiscal 1997 versus 37.5% in the comparable prior period. Over half of this decline was attributable to the effect of relatively fixed store occupancy costs in the Company's newer classes of stores, which generally have lower sales volumes. An additional one-third of this decline was attributable to reduced product margin, reflecting both the Company's new toiletries pricing strategy and its program to clear discontinued items from stock in connection with its 1997 re-merchandising program. In future periods, the new toiletries strategy will continue to reduce gross margin relative to past levels. While the clearance program was suspended in mid-September, the Company expects that further clearance programs will be necessary from time to time for discontinued items, to reduce inventory and to generate cash for the Company's operations.

        Operating Expenses.

             Stores and Catalog. The dollar amount of store and catalog expenses increased by $545,000, or 7%, from the comparable prior period, primarily as a result of the increase in the number of stores. As a percentage of net sales, store and catalog expenses declined to 40.8% from 46.0% in the third quarter of fiscal 1996. The decline in store expenses as a percentage of sales was primarily attributable to a significant reduction in direct mail and mail order expenses reflecting the planned reduction in prospecting and mail order circulation. This reduction was partially offset by decreased leverage on store expenses in the newer classes of stores which generally have lower sales volumes.

             General and Administrative. The dollar amount of general and administrative expenses increased by $492,000, or 22%, from the comparable prior period, primarily reflecting the effect of corporate and field level infrastructure added since the end of third quarter 1996 to support the Company's continued growth. As a percentage of net sales, general and administrative expenses increased to 12.8% from 12.6% in the third quarter of fiscal 1996.

        Preopening and Facility Relocation Expense. Preopening and facility relocation expense ("Preopening Expense") was $179,000, or 0.8% of net sales, in the third quarter of fiscal 1997, during which the Company opened nine stores and wrote off the unamortized balance of leasehold improvements at one remodeled store. In the third quarter of fiscal 1996, when the Company opened 44 stores and wrote off the unamortized balance of leasehold improvements at two existing stores which subsequently reopened in new and/or expanded locations, Preopening Expense was $538,000, or 3.0% of net sales.

        Operating Loss. For the reasons explained above, the Company's operating loss increased 38%, from $4.27 million, or 24.1% of net sales, to $5.88 million, or 27.6% of net sales in the respective quarters.

        Interest (Expense) Income, net. Net interest expense during the third quarter of fiscal 1997 was $35,000, or 0.2% of net sales, compared to net interest income of $487,000, or 3.0% of net sales, during the comparable prior period. This change reflects the effect of the Company's net use of cash in its expansion program and its 1997 re-merchandising program, as well as in its routine operations, since the prior third quarter.

        Income Tax Provision. The Company did not record an income tax provision for the third quarter of either fiscal 1997 or fiscal 1996 due to its pre-tax losses.

        Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 57%, from $3.78 million, or $0.53 per share, during the third quarter of fiscal 1996 to $5.92 million, or $0.84 per share, during the third quarter of fiscal 1997. There were approximately 7.07 million common and common equivalent shares outstanding for both periods.

        (b) COMPARISON OF THE NINE-MONTH PERIODS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996.

        Net Sales. Net sales for the first nine months of fiscal 1997 were $70.08 million, compared to net sales of $51.24 million for the comparable prior period, an increase of 37%. Store net sales increased $20.26 million, or 44%, during the period, primarily due to the increase in the number of stores combined with a 5% increase in comparable store sales. In the first nine months of fiscal 1996, comparable store sales also increased 5%.

        Mail order net sales declined $1.47 million, or 30%, in the first nine months of fiscal 1997 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary efforts on its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

        Gross Margin. The dollar amount of gross margin increased $2.03 million, or 10%, from the first nine months of fiscal 1996, reflecting the effect of the 37% increase in net sales. As a percentage of net sales, gross margin was 32.1% versus 39.9% in the comparable prior period. The decline in gross margin as a percentage of net sales reflected primarily the effect of relatively fixed store occupancy costs in the Company's newer classes of stores, as well as the Company's change in toiletries pricing and its program to clear discontinued items from stock in connection with its 1997 re-merchandising program.

        Operating Expenses.

             Stores and Catalog. The dollar amount of store and catalog expenses increased by $5.86 million, or 27%, from the comparable prior period, primarily as a result of the increase in the number of stores. As a percentage of net sales, store and catalog expenses declined to 39.8% from 43.0% in the first nine months of fiscal 1996. This decline was attributable to the reduction in mail order expenses resulting from the planned reduction in mail order circulation, partially offset by leverage on expenses in the Company's newer classes of stores and by expenses associated with its 1997 re-merchandising program.

        General and Administrative. The dollar amount of general and administrative expenses increased by $1.61 million, or 25%, from the comparable prior period, primarily reflecting the effect of infrastructure added since the end of third quarter 1996 to support the Company's continued growth. As a percentage of net sales, general and administrative expenses declined from 12.4% to 11.4%, with the change reflecting improved expense leverage associated with sales growth.

        Preopening and Facility Relocation Expense. Preopening Expense was $283,000, or 0.4% of net sales, in the first nine months of fiscal 1997, during which the Company opened 25 stores, completed the relocation and expansion of two of its existing stores and finalized preopening costs associated with the 23 stores opened in the fourth quarter of fiscal 1996. In the comparable prior period, when the Company opened 78 stores and relocated and expanded its primary warehouse/distribution facility and three existing stores, Preopening Expense was $1.14 million, or 2.2% of net sales.

        Operating Loss. For the reasons explained above, the Company's operating loss increased 50%, from $9.07 million to $13.64 million, in the respective nine-month periods. Expressed as a percentage of net sales, the operating loss increased to 19.5% from 17.7% in the comparable prior period.

        Interest (Expense) Income, Net. Net interest income during the first nine months of fiscal 1997 was $340,000, or 0.5% of net sales, compared to net interest income of $617,000, or 1.2% of net sales, during the comparable prior period. The decrease reflected the effect of the Company's net use of cash in its 1997 expansion and Re-merchandising programs, as well as in its routine operations during the first nine months of the year.

        Income Tax Provision. The Company did not record an income tax provision for the first nine months of either fiscal 1997 or fiscal 1996 due to its pre-tax losses.

        Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 57% from $8.45 million, or $1.45 per share, during the first nine months of fiscal 1996 to $13.31 million, or $1.88 per share, during the comparable 1997 period. There were approximately 7.07 million weighted average common and common equivalent shares for the first nine months of fiscal 1997, compared to approximately 5.84 million shares for the comparable 1996 period, an increase of 21% attributable to the Company's May 1996 initial public offering.

        LIQUIDITY AND CAPITAL RESOURCES -

        The Company began fiscal 1997 with cash and cash equivalents of $7.21 million and short-term investments of $20.43 million. During the first nine months of the year, all short-term investments were liquidated to fund: (a) the Company's net loss ($7.62 million net of depreciation and amortization); (b) a $13.23 million increase in inventory primarily to support a commitment to higher in-stock and customer service levels and the Company's 1997 re-merchandising program; and (c) $12.43 million of fixed asset additions, related primarily to store openings and the 1997 re-merchandising program.

        Following the liquidation of short-term investments and uses of cash described above, the Company ended the third quarter with cash and cash equivalents of $1.37 million and checks drawn in excess of bank balances under its integrated cash management program of $6.29 million.

        During the third quarter, the Company renewed its working capital credit facility with U.S. Bank (the "Bank"). The new facility, which expires on May 31, 1998, provides for a credit line of $10.00 million through January 31, 1998 and $5.00 million thereafter. Borrowings under the new line bear interest at prime plus 0.5%, are limited to 40% of eligible inventory and are secured by the assets of the Company. Under the terms of the facility, the Company has agreed to limit store openings during fiscal 1997 and the first four months of fiscal 1998 to no more than 30, is prohibited from paying dividends or incurring additional indebtedness without the Bank's prior written consent and is, among other requirements, obligated to maintain certain financial covenants. As of November 1, 1997, the Company was in compliance with each of these requirements.

        The Company expects to continue to utilize the new credit facility during the fourth quarter as it completes its 1997 store expansion program and builds inventory in preparation for the holiday season. The Company believes that anticipated cash flow from operations and borrowings under its credit facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1998. The Company's capital requirements may vary significantly from those anticipated, however, depending particularly upon such factors as operating results; the number, type and timing of new store openings; store development costs in the markets the Company enters; and the extent of lessor construction allowances received. Depending on these and other factors, the Company could be required to seek additional sources of funds to support its ongoing operations in fiscal 1998 or thereafter. There can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could impair its future business, financial condition and operating results. Following the 1997 holiday season, the Company intends to review the performance of all of its stores and anticipates that, based on that review, a small number of its poorly performing stores may be candidates for closure in fiscal 1998.


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

        None

ITEM 5 - OTHER INFORMATION -

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

        (a)   Exhibits:

      EXHIBIT
      NUMBER   DESCRIPTION

        11     Calculation of Earnings Per Common and Common Equivalent Share

        (b) Reports on Form 8-K:

           No reports on Form 8-K were filed during the third quarter of fiscal 1997.

        27      Financial Data Schedule

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GARDEN BOTANIKA, INC.
                                   Registrant



December 15, 1997                  /s/ Michael W. Luce
-----------------                  -------------------------------------
Date                               Michael W. Luce
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



December 15, 1997                  /s/ George W. Newman
-----------------                  --------------------------------------------
Date                               George W. Newman
                                   Corporate Controller
                                   (Principal Financial and Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                        NOVEMBER 1,     FEBRUARY 1,
                                                                           1997            1997
                                                                         ---------       ---------
                                                                          (AMOUNTS IN THOUSANDS)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $   1,367       $   7,205
   Short-term investments                                                                   20,426
   Inventories                                                              32,168          18,940
   Prepaid expenses:
     Rent                                                                    1,503           1,238
     Other                                                                   2,205           1,793
   Receivable from lessors                                                     883           2,633
   Other                                                                       119             727
                                                                         ---------       ---------
       Total current assets                                                 38,245          52,962

Property and equipment:
   Leasehold improvements                                                   57,384          51,431
   Furniture and equipment                                                  15,493           9,016
   Equipment under capital lease                                               261             261
                                                                         ---------       ---------
                                                                            73,138          60,708
   Less accumulated depreciation and amortization                          (15,850)        (10,168)
                                                                         ---------       ---------
     Net property and equipment                                             57,288          50,540

Other assets                                                                    18              21
                                                                         =========       =========
       Total assets                                                      $  95,551       $ 103,523
                                                                         =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances                               $   6,295       $   6,600
   Note payable to bank                                                      3,400
   Accounts payable                                                          8,858           7,438
   Accrued salaries, wages and benefits                                      1,807           1,366
   Accrued sales tax                                                           413             442
   Other                                                                       741             801
                                                                         ---------       ---------
       Total current liabilities                                            21,514          16,647

Deferred rent and other                                                      2,841           2,420
                                                                         ---------       ---------
       Total liabilities                                                    24,355          19,067

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                  --              --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding         98,558          98,513
   Accumulated deficit                                                     (27,362)        (14,057)
                                                                         ---------       ---------
       Total shareholders' equity                                           71,196          84,456

       Total liabilities & shareholders' equity                          $  95,551       $ 103,523
                                                                         =========       =========

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                               (UNAUDITED)
                                                                ------------------------------------------------------------------
                                                                        QUARTER ENDED                        NINE MONTHS ENDED
                                                                ------------------------------        -----------------------------
                                                                NOVEMBER 1,        NOVEMBER 2,        NOVEMBER 1,        NOVEMBER 2,
                                                                   1997               1996               1997               1996
                                                                -----------        -----------        -----------        -----------
Net sales                                                        $ 21,284           $ 17,682           $ 70,075           $ 51,245
Cost of sales (including buying and occupancy costs                15,589             11,049             47,569             30,773
                                                                 --------           --------           --------           --------
     Gross margin                                                   5,695              6,633             22,506             20,472

Operating expenses:
   Stores and catalog                                               8,680              8,135             27,899             22,037
   General and administrative                                       2,719              2,227              7,969              6,360
Preopening and facility relocation expenses                           179                538                283              1,144
                                                                 --------           --------           --------           --------
     Operating loss                                                (5,883)            (4,267)           (13,645)            (9,069)

Interest (expense) income, net                                        (35)               487                340                617
                                                                 --------           --------           --------           --------
     Net loss                                                    $ (5,918)          $ (3,780)          $(13,305)          $ (8,452)
                                                                 ========           ========           ========           ========


     Net loss per share                                          $  (0.84)          $  (0.53)          $  (1.88)          $  (1.45)

Weighted average common and common
   equivalent shares                                                7,069              7,067              7,069              5,839

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                 (UNAUDITED)
                                                                              NINE MONTHS ENDED
                                                                       --------------------------
                                                                       NOVEMBER 1,    NOVEMBER 2,
                                                                          1997           1996
                                                                       -----------    -----------
Cash flows from operating activities:
   Net loss                                                             $(13,305)      $ (8,452)
                                                                       -----------    -----------

   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                         5,682          3,493
     Loss on retirement of property and equipment                             --            236
     Changes in assets and liabilities:
      Inventories                                                        (13,228)        (9,723)
      Prepaid rent  and other assets                                       1,684         (3,332)
      Accounts payable and checks drawn in excess of bank balances         1,115          7,505
      Accrued expenses                                                       352          1,353
      Deferred rent and other                                                421            541
                                                                       -----------    -----------
        Total adjustments                                                 (3,974)            73
                                                                       -----------    -----------
        Net cash used by operating activities                            (17,279)        (8,379)
                                                                       -----------    -----------

Cash flows from investing activities:
   Redemption (purchase) of short-term investments                        20,426        (19,506)
   Additions to property and equipment                                   (12,430)       (17,753)
                                                                       -----------    -----------
        Net cash provided (used by) investing activities                   7,996        (37,259)
                                                                       -----------    -----------

Cash flows from financing activities:
   Sale of stock                                                              --         56,191
   Advances (payments) on note payable to bank                             3,400         (2,540)
   Other, net                                                                 45             56
                                                                       -----------    -----------
        Net cash provided by financing activities                          3,445         53,707
                                                                       -----------    -----------

(Decrease) increase in cash and cash equivalents                          (5,838)         8,069
Cash and cash equivalents, beginning of period                             7,205          1,308
                                                                       -----------    -----------

Cash and cash equivalents, end of period                                $  1,367       $  9,377
                                                                       ===========    ===========

Supplemental disclosures:
   Cash paid for interest                                               $      5       $    302
   Cash paid for income taxes                                           $     --       $     --










   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 1, 1997 (UNAUDITED)
-------------------------------------------------------

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


3. The results of operations for the quarterly period ended November 1, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 45% to 49% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. Although sales in the 1997 holiday selling period were disappointing in November, and weak sales in December could have an adverse effect on the Company's operations, the Company expects the general historical pattern of fourth quarter sales to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.