Form 10-K
period 1998-01-31
GARDEN BOTANIKA INC
filed 1998-05-01
CIK 892335

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________  TO _______.

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

                                 (425) 881-9603
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 27, 1998, was $10,464,832. The aggregate market value was computed by reference to the closing price of the stock on the Nasdaq National Market on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 6,439,897 shares. In making such calculation, the Registrant does not determine the affiliate or nonaffiliate status of any shareholder for any other purpose.

     The Registrant had 7,069,098 shares of Common Stock, $0.01 par value, outstanding at April 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III and Part IV of this Form 10-K.
================================================================================

                           FORWARD-LOOKING STATEMENTS

     Certain statements within the following description of the business of Garden Botanika, Inc. ("Garden Botanika" or the "Company") and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the Company's losses and lack of profitability to date; fluctuations and/or declines in comparable store sales results; competition; and the Company's ability to successfully implement strategies in new channels of distribution.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Garden Botanika develops, manufactures, distributes and sells high-quality, reasonably priced personal care products. The Company's proprietary products encompass such categories as color cosmetics, skin care, fragrances, bath and body care and related accessories and gifts. Garden Botanika develops its branded products and distributes them for sale primarily through its 280 Company-owned and -operated specialty retail stores in 41 states nationwide and through the Company's catalog. In addition, the Company has begun limited commercial sales through third-party retailers and intends to explore new channels of distribution in order to increase sales and brand awareness. The Company believes that its brand identity is based upon (i) high-quality products with botanically based formulations subject to strict ingredient guidelines;
(ii) its value-oriented pricing and promotional strategies; and (iii) a high-quality shopping experience, which the Company provides through its upscale store design, customer service and the visual presentation of its products and signage. The Company believes that the strength of its brand in the markets in which it competes most successfully will provide opportunities to develop new products, sales in new channels of distribution and a broader customer base.

     Garden Botanika's marketing and merchandising efforts have historically targeted working women who may have purchased skin care and cosmetic products from mall-based department stores and who ideally utilize quality personal care products both on a daily basis and as an affordable luxury item. The Company believes these women appreciate value pricing without having to sacrifice high quality and service, and that working women increasingly will be looking to personal care products to mitigate the impact of aging. Garden Botanika also believes that its marketing strategy has attracted a broad cross-section of other consumers beyond its primary target, including younger customers who are attracted to the Company's hands-on merchandising approach. The Company is seeking to extend its customer base by means of its promotional activities, third-party commercial sales, television shopping channels, international licensing opportunities and an expanded hotel amenities program.

     After opening 66 and 101 stores in fiscal years 1995 and 1996, respectively, the Company slowed its rate of growth significantly, opening only 27 stores in fiscal 1997 and planning to open only one store in fiscal 1998. The average performance of the 167 stores opened in fiscal 1995 and 1996 has been substantially below historical experience and the Company's expectations, which the Company believes is the result of such stores being geographically dispersed and not having sufficient market penetration to benefit effectively from the Garden Botanika brand, as well as the result of facing intense competition from Bath and Body Works, the Body Shop and other specialty retailers and mass merchandisers. In fiscal 1998, the Company plans to review the productivity of each store in its real estate portfolio with the view toward closing certain stores that fail to meet performance standards. The Company currently contemplates that approximately 12 stores will be closed in fiscal 1998, although the exact number may differ depending upon the results of its review and other factors, such as the possible emergence of a buyer for one or more of the Company's stores. Garden Botanika achieved average annual sales per square foot of $324 in fiscal 1997, at the end of which the average age of its stores was

32 months. The Company's comparable store sales increased 16%, 7% and 1% during fiscal 1995, 1996 and 1997, respectively.

INDUSTRY OVERVIEW

     The highly fragmented personal care products industry, which includes color cosmetics, skin care, fine fragrances and bath and body care, has annual sales nationwide in excess of $20 billion. Historically, a leading distribution channel for such products has been mall-based department stores. The Company believes that consumer preferences have shifted in recent years to favor distribution channels offering generally lower prices and a less intimidating sales environment, such as drugstores, mass merchandisers, television "infomercials" and shopping channels and specialty retailers.

     The Company believes that, in targeting their respective market segments, department stores on the one hand and the lower-priced mass distribution channels on the other did not address or serve adequately a significant market consisting of customers seeking a combination of quality products and reasonable pricing. A number of specialty retailers, including Garden Botanika, have addressed this market need by positioning themselves as alternatives to the high-priced, high-quality designer brands offered by department stores and the low-priced products sold by drugstores, mass merchandisers and supermarkets. Within the personal care segment of specialty retailers, Garden Botanika has sought to distinguish itself by its high-value, quality branded product assortment, emphasizing color cosmetics, skin care and fine fragrance and by its customer service.

MERCHANDISING

     Product Quality. Garden Botanika's strict ingredient policy, using botanical extracts and natural plant oils, is a major factor underlying the quality of the Company's products. Garden Botanika believes that botanical ingredients are more appealing to its customers because they are perceived to be safer and more effective than many synthetic substances. Garden Botanika also believes that its customers value the Company's use of ingredients that have been tested through centuries of historical use. The Company avoids the use of petrochemical oils and comedogenic materials that can block pores and cause blemishes, as well as many common allergens. Many of the ingredients that the Company avoids, such as mineral oil and petrolatum, are used regularly by some of its competitors.

     Product Assortment. While all Garden Botanika products feature a high level of functional quality, care has also been taken to maintain a sense of variety and fun in the Company's product assortment. Complementary accessory items, ranging from overnight moisture gloves to scented candles and potpourri, are color-coordinated with related products in order to add to the appeal of the Company's merchandise assortment. The combination of sight, smell and touch is meant to inspire add-on sales and heighten the customer's experience of Garden Botanika's products and the ambiance of its stores.

     In addition to offering conventional personal care lines such as cosmetics and skin care, Garden Botanika has developed specialty branded product lines to reinforce the uniqueness and expand the base of the Company's proprietary products. For example, the Spa Botanika line is intended to offer affordable luxury items such as body polishers, muds, soaks, tonics and special shampoos, and the Prefix line is designed to correct a woman's skin and facial imperfections before she applies her basic makeup. The Company also develops new lines to capitalize on market or seasonal trends, such as its Transparencies line of bright and fresh fragrances and its Gardener Botanika seasonal line of intensive skin care for those with active, outdoor lifestyles. The Company intends to introduce new specialty branded product lines in the future on a regular basis and will replace older product lines with new ones in accordance with customer demand. In addition, in the second and third quarters of fiscal 1997, the Company discontinued approximately 30% of its basic assortment, primarily in less popular sizes, with the long-term goal of improving inventory turnover.

     Product Pricing. Garden Botanika is committed to providing high value to its customers. The Company seeks to price its products at a substantial discount to those offered at department stores for comparable products. In addition, the Company regularly monitors the price levels of comparable products offered by its competitors, including specialty retailers, and Garden Botanika is committed to making pricing adjustments to ensure that its products remain competitive. For instance, in fiscal 1997, the Company significantly lowered the pricing of its basic toiletries (bath, body and hair care) in an effort to attract customers from its direct mall-based competitors. Short-term promotional offerings of particular products are intended to provide greater savings and generate additional sales.

     With commercial sales, such as sales of specially bundled products to Costco Wholesale or television shopping channels, the pricing of the Company's products for purchase by the ultimate consumer may be subject to the policies of others. Generally, the Company expects that sales of its products to the general public by third parties would be at a discount over the Company's prices at its retail locations, and, as a result, sales by the Company to third party wholesalers may have a substantially different margin structure than retail sales in Company-owned stores. To date, the Company believes that the reduced margins required for commercial sales are justified by their potential volume, the lack of associated expense in operational costs at the retail store level and the opportunity to enhance brand awareness.

     Packaging. The Company believes that attractive merchandise displays and well-designed, aesthetically pleasing product packaging play an important role in enhancing the image of its products and the Garden Botanika brand name. The Company regularly bundles several related products together, which are then offered at a discount from the purchase price of each item alone. Such bundled discounts are characteristic of both the Company's promotions and its gift lines. Bundled discounts have also characterized the Company's offerings to Costco Wholesale and Home Shopping Network.

NEW PRODUCT DEVELOPMENT

     Garden Botanika is committed to the introduction of new products and formulations on a regular basis. The Company also devotes substantial resources to monitoring, market by market, which products are becoming more or less important to its customers and uses this information in its new product development efforts. For example, soon after consumers showed interest in products containing alpha hydroxy acids, the Company introduced its Skin Renewing treatment and lotion with a fruit-based acid complex. Similarly, the Company's Transparencies line was introduced to capitalize on a market trend for bright and fresh fragrances (in contrast, for instance, to more heavy traditional floral scents). The Company believes that its ability to develop, test and market new products helps reinforce the appealing, fresh nature of the Garden Botanika brand.

     In October 1995, Garden Botanika acquired a manufacturing facility that, depending on seasonal needs, employs 20 to 30 persons in Oceanside, California. The Company's control of its product development and manufacturing capabilities allows for in-house research and development and the introduction of new products more quickly and at a lower cost. In addition, the laboratory capabilities acquired allow the Company to conduct quality testing of the products it manufactures as well as those products produced for Garden Botanika by outside suppliers.

STORE ENVIRONMENT

     The Company seeks to offer an attractive store environment that showcases its product offerings and promotes product testing and trial by its customers. Garden Botanika's brightly lit stores were designed to project an upscale atmosphere and to reinforce the Company's distinctive brand image. Since opening its first store in August 1990, Garden Botanika has refined and improved its store design to position itself and establish a distinctive image in the marketplace. The current design of the Company's stores incorporates neutral white fixtures with merchandise displays and product arrangements that allow for self-selection. In August 1996, Garden Botanika opened its first store incorporating a Color Studio into its prototype design, with makeover stations and a significantly expanded assortment of color cosmetics displayed to allow for in-store experimentation and trial. The Company's staff for its Color Studio stores includes sales associates with special training and expertise who can demonstrate the latest make-up techniques and suggest colors and products to suit each particular customer. Twelve of the 101 new stores opened in fiscal 1996, and 23 of the 27 new stores opened in fiscal 1997, contained Color Studios, and five stores were remodeled in the last two fiscal years to become Color Studio stores.

     In the second quarter of fiscal 1997, to encourage hands-on interaction with the merchandise and strengthen the visual appeal of its stores, the Company undertook a major remerchandising effort. As part of that effort, Garden Botanika doubled the color range of the cosmetics assortment in its traditional stores, introduced new floor cosmetics testers in many stores, and increased merchandise presentation fixturing in order to create a sense of abundance. The Company also eliminated a large number of stock items to improve inventory turnover.

     From fiscal 1991 to fiscal 1997, excluding the Color Studio stores, the average size of the new stores opened in each fiscal year increased from 765 to 1,217 square feet to accommodate the Company's expanding product assortment and merchandising displays. The 23 Color Studio stores opened in fiscal 1997 averaged 1,762 square feet per store.

MARKETING

     The Company's marketing strategy is to create brand awareness through high-value promotional offerings, positive experiences with the Company's products, and exploiting alternate channels of distribution, such as a hotel amenities program that can help build recognition of the "Garden Botanika" name. Catalog operations have also been an important element of Garden Botanika's efforts to create brand awareness and encourage store visits. The Company typically uses its in-house mailing list of store customers to target catalogs, direct-mail postcards and folios to support promotions and new product introductions, which are reinforced with point-of-sale materials and bright in-store displays. To an increasing extent, the Company has made use of, and continues to explore, channels of distribution outside mall-based specialty retail stores. Examples of such channels of distribution include commercial sales to Costco Wholesale for resale through its membership warehouses and appearances on Home Shopping Network.

     Garden Botanika also operates a mail-order division for sales to customers who are outside of areas served by its stores, or who simply prefer to purchase by mail or telephone. In fiscal 1996, the Company committed significant resources in mailings to new prospects to build a "house file" of mail-order customers. In fiscal 1997, to reduce mailing and printing costs, the Company significantly decreased prospect mailings and focused its efforts on the more productive house file of established and active mail-order customers. As expected, the strategy also resulted in significantly lower mail-order sales from reduced circulation. The Company currently intends to limit future prospecting mailings and will seek to maintain its list of mail-order customers at its present size.

     To a large extent, the Company relies on its store locations and signage, its colorful visual presentations of products, and word-of-mouth advertising to attract prospective customers into its stores. Garden Botanika offers value-priced bundles of many of its most popular products on a regular basis to promote trial use. In addition, the Company seeks to be viewed as a responsible member of its community and has sponsored holiday donations to CARE, a worldwide hunger relief effort.

STORE LOCATIONS

     In selecting store sites, the Company has generally sought high-traffic locations within regional malls, generally ranging from 1,200 to 1,500 square feet for its traditional stores and from 1,500 to 2,100 square feet for its newer Color Studio format. The following map shows the number of stores in each state as of April 27, 1998:

[LOGO]

STORE OPERATIONS

     Management and Employees. The Company's stores are organized into two geographic regions (East and West), each of which has a regional director who is responsible for store operations within her region and who reports to the Company's Vice President -- Stores. The Company's 27 district managers report to the regional directors and frequently visit the cluster of approximately eight to 15 stores within their respective geographic areas to monitor performance and ensure adherence to the Company's operating standards. The typical staff of a Garden Botanika store consists of one store manager, one assistant store manager and five to seven additional hourly sales associates, most of whom work part-time. The typical Color Studio store staff includes a second assistant store manager and a total of seven to nine hourly sales associates. The Company intends for store employees to focus substantially all of their efforts on customer service. As a consequence, the Company has centralized as many administrative functions as possible, including all buying, development of in-store merchandising displays, inventory allocation, human resources and accounting functions, at its Redmond, Washington corporate offices.

     Training and Compensation. Approximately 20 hours of training per month are allocated for each store to train employees, with an emphasis on product knowledge, merchandising standards and operating guidelines, which include customer service and sales techniques. Store managers are also required to complete a training program of approximately three weeks' duration, during which they are instructed in the technical aspects of personal care products, communication skills and employee relations. New store and district managers are typically required to work alongside individuals in comparable positions for two to three weeks before they are asked to perform their duties without direct supervision. The Company has found that such hands-on training, together with the use of detailed operating and training manuals, is a highly effective way to introduce new managers to the Garden Botanika concept. Training bulletins and a Company newsletter are distributed from the Company's headquarters on a regular basis to educate store managers and sales associates about new products as they are introduced.

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

SUPPLIERS AND PURCHASING

     The Company deals with its suppliers principally on an order-by-order basis and, with the exception of certain packaging orders, has no long-term purchase contracts or other contractual assurance of continued supply or pricing with its suppliers. In fiscal 1997, the Company's largest supplier, Randall Products International, accounted for approximately 12% of the Company's purchases, and approximately 62% of the Company's purchases of raw materials, finished products, packaging and other supplies were obtained from its 15 largest suppliers. During that time, a significant portion of the Company's merchandise purchases originated from independent foreign manufacturers, located primarily in Canada, the Far East and Germany, with the majority of those purchases consisting of finished accessories and packaging. Based on the current capabilities of its manufacturing division and available equipment, the Company contemplates manufacturing approximately 20% of its production requirements from its own facilities. The Company has not experienced any significant difficulty and, provided suppliers can be assured of payment, does not anticipate any significant difficulty in obtaining satisfactory or adequate sources of supply.

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

STORE DISTRIBUTION

     Management believes that the Company's retail store distribution system allows it to support a wide selection of inventory in its stores while minimizing inventory requirements and maintaining effective inventory control. The Company leases distribution facilities, consisting of approximately 110,000 square feet, in Ontario, California. Merchandise is delivered by suppliers to these facilities, where relevant information is entered into the Company's computerized management information system. Merchandise is then allocated to stores on the basis of sales trends, historical patterns and anticipated responses to special promotions. Inventory is typically shipped to stores on a weekly or bi-weekly basis using an independent delivery service, thereby providing each store with a steady flow of merchandise. The Company strives to keep substantially all of its in-store inventory on display and available for sale. The Company's information and control systems have enabled management to manage store inventories and ensure better in-stock availability by tracking local preferences and historical merchandise sales of each store.

CATALOG OPERATIONS

     The Company's catalogs are distributed to both store and mail-order customers, using separate lists maintained by the Company. Each edition of the catalog is used as an advertising piece to promote in-store visits, while also offering Garden Botanika's mail-order customers a comprehensive assortment of products. The Company currently uses a combination of in-house marketing support and an outside catalog design agency to monitor the catalog production process and develop effective catalog presentations.

     The Company's overall catalog strategy focused, first, on the acquisition of names and improved segmentation of prospective and active customer files, so that mailings can be directed most effectively. In fiscal 1997, as the second part of a two-year strategy, the Company mailed only to the most productive segments of its active store customer lists and significantly decreased prospect mailings for mail-order sales, thus focusing its marketing efforts on the more productive house file of active mail-order customers. While this resulted in lower circulation and reduced mail-order sales, the strategy also significantly reduced overall mailing and printing costs and was implemented to improve the Company's goal of achieving profitability. In fiscal 1997, the Company prepared and circulated 10 editions of its catalog, which averaged 26 pages, two shorter folios and a postcard, with total mailings of approximately 16.8 million. While this is roughly comparable to the total number of mailings in fiscal 1996, last year's mailings were more heavily weighted to retail store customers with less emphasis on mail-order sales. Despite this shift in emphasis, retail store mailings on a per-store basis actually declined from fiscal 1996 to fiscal 1997, on account of the 40% increase in store months of operations in 1997. It is likely that the relative reduction in the number of catalogs mailed per store contributed to the slower rate of growth in both total and comparable store sales in 1997, but the Company believes the impact of reduced per-store mailings on retail store sales cannot be determined with accuracy.

COMMERCIAL SALES

     Garden Botanika recently organized a commercial sales division to actively pursue opportunities in new channels of distribution, including sales through selected retailers, television retailing, international licensing and the expansion of its hotel amenities program. In December 1997, the Company completed its first significant commercial sale, consisting of a bundled selection of color cosmetics, for resale by Costco Wholesale through selected membership warehouse stores. Because of the initial success of this program, the Company intends to pursue sales to Costco Wholesale, including planned sales of bundled Transparencies and Natural Color Cosmetics products in the spring of 1998. Home Shopping Network has also placed an experimental order for Garden Botanika products that the Company understands will be marketed in three one-half hour time periods later this spring. Finally, the Company recently signed a licensing agreement with a new supplier in the hotel amenities industry, which it believes will increase its opportunities in this area, and is actively exploring international licensing opportunities. In addition to providing additional sales overall, the Company believes that commercial sales to third parties can help build Garden Botanika's brand recognition and improve overall profitability.

     The Company has no current intention to offer through commercial sales in the United States the same full array of its products that is available in its Company-owned stores or through its mail-order catalog. As a consequence, the Company expects that customers introduced to Garden Botanika products through a third party, and wishing to make additional purchases of greater variety, will be directed to purchase particular products directly from the Company.

MANAGEMENT INFORMATION SYSTEMS

     Garden Botanika's management information systems include integrated store, distribution and financial systems. These systems utilize UNIX-based minicomputers to run third-party software, and the Company currently relies on two related outside vendors for both its software and the day-to-day support of its systems. Sales information is updated daily in the sales audit and merchandise reporting systems by polling transaction data from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, scanning of bar-coded tickets and capture of credit information and payroll hours. The POS system also tracks store-initiated transfers, which are uploaded to the host system, and price changes, which are downloaded into the POS devices. Nightly communication with the stores enables the Company to receive store transfer and physical inventory details and updates for the Company's in-house customer database. Information obtained from nightly polling also results in automatic merchandise replenishment on a weekly or biweekly basis in response to the specific SKU requirements of each store. The Company evaluates information obtained through such reporting to implement decisions regarding merchandising assortment, allocation and markdowns. In addition, this information allows the Company to forecast purchasing requirements for its distribution center based on the combination of recent sales trends and historical purchase patterns. The Company also has installed (i) a computerized warehouse management system at its distribution center, which tracks and directs, as needed, inventory, warehouse space and labor resources; and (ii) an integrated manufacturing information system, which is designed to interface with its basic retail information system. This latter system monitors work-in-progress, projects inventory requirements from third-party suppliers and better allows the Company to place raw material and component purchase orders as required. The Company believes that its management information systems are an important factor in allowing it to efficiently support its size and maintain a competitive industry position.

     The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to the year 2000. The Company's outside vendors that supply its management information systems have represented to the Company that they have made the necessary modifications to their computer systems, applications and business processes, which the Company has acquired, or will acquire, as it obtains updated versions of its software packages. The costs associated with this effort are expected to be incurred through 1999 and are not expected to have a material impact on the Company's financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

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

     The Company also competes directly against mall-based specialty retailers of personal care and other products, including national and international chains such as Bath and Body Works, The Body Shop, Victoria's Secret and Crabtree & Evelyn, as well as local and regional specialty retailers. The number of specialty retail outlets selling personal care products has increased significantly in recent years, and the lack of significant barriers to entry may result in new competition, including possible imitators of the Company. In addition to competing for customers, the Company also competes generally with specialty retailers for store sites, and, should the Company again become active in opening new stores, there can be no assurance that management will be able to secure suitable sites on satisfactory terms.

     Management believes that the primary elements of competition in its business are quality, price, customer service, brand recognition and market penetration. The Company also believes that successful competition in the personal care industry depends on both the regular introduction of new and appealing products and customer acceptance of its store environment.

EMPLOYEES

     At April 27, 1998, the Company employed approximately 2,400 persons, of whom approximately 2,200 were store employees. Of the latter, approximately 25% were full-time employees and approximately 75% were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs and has reached as high as 3,400 during peak selling periods. At April 27, 1998, the Company employed approximately 200 non-store employees in its corporate headquarters, its distribution center, manufacturing division and in different parts of the country as regional or district managers.

     None of the Company's employees are covered by collective bargaining agreements, and management believes that its relations with its employees are satisfactory.

TRADEMARKS

     The name "Garden Botanika" is registered as a trademark with the United States Patent and Trademark Office. Management believes that the "Garden Botanika" name is an important element of the Company's marketing strategy. Accordingly, the Company intends to maintain its mark and the related registration. The Company also has a number of other registered trademarks, including Transparencies, Garden Botanika Natural Color and the GB-and-design stylized logo, as well as other pending applications for registration in the United States, Canada and selected other foreign countries. The Company believes that establishing and maintaining brand identities are important to the Company's operations.

GOVERNMENTAL REGULATION

     The Company and its products are subject to regulation by the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC") in the United States, as well as various other federal, state and local regulatory authorities. In the event of international sales, the Company may also be subject to the regulatory authority of a foreign jurisdiction. Such regulations relate principally to the ingredients, labeling, packaging and marketing of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as with applicable federal, state, local and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current fiscal year or expected in the near future.

ITEM 2. PROPERTIES

     The Company currently leases all of its existing store locations and expects that its policy of leasing, rather than owning, will continue. The Company's store leases generally provide for initial lease terms of five to 12 years. Management believes that these terms, in contrast to longer lease terms, allow the Company flexibility to pursue various expansion opportunities resulting from changing market conditions. Rent is generally the greater of a percentage, ranging from 5% to 8%, of the store's sales volume or a fixed minimum base rent. Lease rental payments are also subject to annual increases for taxes, common area maintenance and insurance. See Notes to Financial Statements.

     As most of the Company's stores were opened during the last three years, most of the store leases have at least seven more years under their current terms. In February 1998, the Company announced its intention to close approximately 12 under-performing stores during fiscal 1998, and one such store has already been closed. In addition to estimated asset write-offs of $1.89 million for anticipated store closings, the Company has reserved approximately $1.31 million for closing expenses associated with extracting itself from lease obligations. On a regular basis, the Company reviews the performance of each of its stores and is currently seeking to restructure the rent or obtain other relief, either long- or short-term, for some of its most unprofitable stores. As current leases expire, assuming relationships with landlords remain good, the Company believes that it will be able either to obtain lease renewals for present store locations, if desired, or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not had any experience renewing leases for existing locations.

     In addition to its stores, the Company currently leases approximately 20,971 square feet of office space in two buildings in Redmond, Washington for its corporate headquarters and catalog call and customer service center. The Company also leases approximately 110,000 square feet in Ontario, California as its principal distribution and basket fabrication facility. To support its manufacturing capabilities, the Company entered a lease for an 8,700 square-foot building and storage facility in Oceanside, California. The Company believes that its facilities are adequate for its business as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on its business, financial condition, liquidity or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the quarter ended January 31, 1998.

                                    PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Since its initial public offering on May 22, 1996, the Company's Common Stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "GBOT." The following table sets forth the high and low closing sale prices of the Company's Common Stock for the fiscal quarters indicated.

                                                               HIGH        LOW
                                                              -------    -------
FISCAL 1996:
  Second quarter (from May 22, 1996)........................  $35.000    $11.750
  Third quarter.............................................  $16.875    $ 7.875
  Fourth quarter............................................  $12.000    $ 7.750
FISCAL 1997:
  First quarter.............................................  $10.875    $ 5.125
  Second quarter............................................  $ 6.625    $ 4.325
  Third quarter.............................................  $ 6.875    $ 3.875
  Fourth quarter............................................  $ 5.063    $ 1.938
FISCAL 1998:
  First quarter (through April 27, 1998)....................  $ 2.188    $ 1.375

     The last sale price of the Company's Common Stock on April 27, 1998, as reported on the Nasdaq National Market, was $1.625 per share.

     As of April 27, 1998, there were 216 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Additionally, in the event the Company were to draw upon its proposed line of credit, the terms of the Company's bank line of credit would prohibit the payment of cash dividends to holders of Common Stock without the lender's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED
                                     -----------------------------------------------------------------------
                                     JANUARY 29,    JANUARY 28,    FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                        1994           1995          1996(1)         1997           1998
                                     -----------    -----------    -----------    -----------    -----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SQUARE FOOT AND PER SHARE DATA)
RESULTS OF OPERATIONS DATA:
  Net sales........................    $12,569        $27,510        $55,339       $ 92,465       $114,591
  Cost of sales (including buying
     and occupancy costs)..........      7,794         15,521         31,448         52,551         73,846
                                       -------        -------        -------       --------       --------
     Gross margin..................      4,775         11,989         23,891         39,914         40,745
  Operating expenses:
     Stores and catalog(2).........      4,093          8,956         18,746         35,544         39,524
     General and administrative....      2,759          3,917          6,041          8,871         10,919
  Preopening and facility
     relocation expenses...........        417            733            798          1,426            397
  Provision for store closings.....         --             --             --             --          3,200
  Impairment loss on long-lived
     assets........................         --             --             --             --          2,600
                                       -------        -------        -------       --------       --------
  Operating loss...................     (2,494)        (1,617)        (1,694)        (5,927)       (15,895)
  Interest income, net.............        140            230             30            994            315
                                       -------        -------        -------       --------       --------
  Net loss.........................    $(2,354)       $(1,387)       $(1,664)      $ (4,933)      $(15,580)
                                       =======        =======        =======       ========       ========
  Basic loss per share(3)..........    $ (0.88)       $ (0.43)       $ (0.44)      $  (0.80)      $  (2.20)
  Cash dividends declared per
     common share..................         --             --             --             --             --
  Weighted average common
     shares(000's)(3)..............      2,676          3,209          3,756          6,146          7,069
  Capital expenditures.............    $ 3,865        $11,439        $16,800       $ 24,225       $ 14,161
SELECTED OPERATING DATA:
  Stores open at period-end........         41             86            152            253            280
  Average square footage of stores
     opened during period..........        951          1,077          1,256          1,362          1,693
  Sales per square foot(4).........    $   484        $   535        $   458       $    387       $    324
  Average store age (in months)....         16             16             18             20             30
  Comparable store sales
     increase(5)...................         18%            34%            16%             7%             1%
  Number of catalogs
     mailed(000's)(2)..............         --          2,311          5,021         15,933         16,753
BALANCE SHEET DATA (AT PERIOD-END):
  Working capital..................    $12,522        $ 1,415        $ 2,662       $ 36,315       $ 19,690
  Total assets.....................    $21,910        $25,518        $47,137       $103,523       $ 87,837
  Note payable to bank.............         --             --        $ 2,540             --             --
  Shareholders' equity.............    $19,542        $18,183        $33,117       $ 84,456       $ 68,936

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

(5) Stores enter the comparable store base upon completing one full fiscal year of operation. The numbers of comparable stores used to compute such percentages were 13, 23, 41, 86 and 253 in fiscal years 1993 through 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

GENERAL

     Since opening its first store in August 1990, Garden Botanika has opened 281 stores across the country, closing one store in February 1998, and has established itself as a market presence in core markets in the Pacific Northwest, California and parts of the East Coast. From 1990 to the Company's initial public offering in May 1996, the Company pursued an aggressive growth strategy, which was fueled by double-digit comparable store sales increases of 18%, 34% and 16% for the fiscal years 1993 through 1995, respectively, as well as private financings that raised a total of $42.24 million. The most rapid period of expansion occurred in 1995 and 1996, when the Company opened 66 and 101 stores, respectively. The 167 stores opened in those years performed significantly below historical experience and the Company's expectations, which the Company believes was due, at least in part, to the fact that such stores were geographically widely dispersed from other Garden Botanika stores and thus did not have sufficient market penetration to effectively build and benefit from the Garden Botanika brand. These new units, representing approximately 60% of the Company's store base, adversely affected the performance of the Company as a whole. Brand awareness and name recognition were slow to develop in many new markets, a disproportionate number of which consisted of only one or two stores, and competition from Bath and Body Works, the Body Shop, Victoria's Secret and other specialty retailers and mass merchandisers increased substantially. Comparable store sales increased only 7% in fiscal 1996.

     In 1997, in an effort to boost sales, the Company undertook an extensive remerchandising program with the goal of increasing store level productivity and improving inventory turnover. As part of this program, the Company narrowed its product assortment, eliminating approximately 275 core SKUs (or 30% of the total) by eliminating certain product types and reducing the number of sizes in which others were offered. In order to move discontinued inventory, the Company held clearance sales, adversely impacting same store sales and gross margin. In order to make the Garden Botanika shopping experience more customer-friendly, the Company also invested approximately $2 million as part of a strategy to soften and enhance the appearance of its stores. In addition, the Company focused its catalog mailings on its most productive list of existing mail-order customers, reducing the use of the catalog for customer prospecting in new markets. By narrowing catalog distribution and condensing the catalog itself, the Company significantly reduced catalog-related expenses as circulation and pages mailed fell by 40% and 56%, respectively. As a result of the remerchandising campaign and narrowed catalog operations, same store sales only increased 1% in fiscal 1997, including a 4% decline in the fourth quarter, the first quarterly same-store sales decline in the Company's history. In past years, the productivity of each class of the Company's stores has generally improved as they have matured, but recent declines have included the Company's older classes of stores.

     In order to reverse declining same store sales trends and attempt to achieve profitability in 1998 and beyond, the Company intends to refocus its efforts on building brand loyalty, brand image and brand awareness. The Company has developed a three-pronged strategy designed to improve performance both at the store and corporate levels. Garden Botanika intends (i) to drive same store sales with, among other things, an emphasis on value pricing and gift strategies, the leveraging of the success of the Color Studio concept for color cosmetics and the increased use of its customer database to refocus store advertising efforts; (ii) to further reduce operating expenses to improve profitability; and (iii) to leverage the Garden Botanika brand by making use of new channels of distribution. Because of the seasonality of its mall-based business, the Company has historically experienced net losses in the first three quarters of each fiscal year and expects that this pattern will continue in fiscal 1998.

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

     Historical Net Losses; Failure to Achieve Profitability. During fiscal years 1995 through 1997, respectively, the Company incurred net losses of $1.66 million, $4.93 million and $15.58 million. As of the end of fiscal 1997, the Company had an accumulated deficit of $29.64 million, and there can be no assurance that the Company will generate profits in future periods. The Company's future operating results will depend upon a number of factors, particularly the performance of its stores, the level of competition, the Company's ability to cost-effectively close or restructure the rent of some of its most unprofitable stores and its success in identifying and responding to emerging trends in the personal care products industry. The Company's achievement of profitability, if any, will depend upon a number of additional factors, including the Company's ability to (i) create brand awareness and attract customers in stores and markets where it has not been profitable to date; (ii) obtain targeted sales volumes through competitive pricing, while maintaining acceptable gross margins; and (iii) succeed in entering new channels of distribution. The Company's future operating results will also depend on many other factors that are beyond the Company's control, including the level of mall traffic and general economic conditions affecting consumer confidence and spending. There can be no assurance that the Company will achieve targeted sales and profitability levels in the future, or that the Company can achieve profitability.

     Dependence on Line of Credit; Limited Resources. Like many mall-based specialty retailers, the Company experiences substantial seasonal fluctuations in its sales and operating results, with its largest sales volumes in the months of November and December. The Company currently expects to incur losses during the first three quarters of 1998 and will need to borrow under a line of credit to finance its inventory build-up and increasing operating costs prior to the holiday season. On April 2, 1998, the Company received a commitment letter from Foothill Capital Corporation under which Foothill agrees to provide the Company with a three-year $10.00 million revolving line of credit, subject to certain operating covenants and financial conditions. The Company and the lender are in the process of completing a formal agreement, but there can be no assurance that an agreement will be completed or that it will provide the Company with adequate funding. The most recent report of the Company's independent public accountants was qualified with the assumption that the Company will continue as a going concern and noted matters, primarily relating to the uncertainty of adequate funding, that may raise substantial doubt as to the Company's ability to continue as a going concern. Limitations on the Company's borrowing ability and access to funding generally may also limit the Company's ability to pursue certain business initiatives that it might otherwise undertake in an effort to increase sales. The Company's limited resources, and increases in the amount or ages of accounts payable, may also cause vendors to restrict its use of vendor credit terms, generally 30 to 60 days, to finance merchandise inventory costs. The Company's inability to obtain an adequate, meaningful line of credit and/or use vendor credit terms could have a substantial adverse impact on the Company's financial condition.

     Declines in Comparable Store Sales. A variety of factors affect the Company's comparable store sales, including, among others: the retail sales environment and the level of competition; the Company's ability to execute its business strategy efficiently; acceptance of new product introductions; the timing of holidays, promotional events and the mailing of the Company's catalogs; and general economic and competitive conditions. The Company recently has experienced monthly comparable store sales declines and the first quarterly decline in the Company's history in the fourth quarter of fiscal 1997. The Company's comparable store sales decreased 9% in November 1997 and increased by 2% the following month, followed by a comparable store decrease of 19% in January 1998, resulting in a 4% overall comparable store sales decline in the fourth quarter of 1997 and a 1% increase for the fiscal year. This trend has continued in February and March of 1998, as comparable store sales declined, respectively, 14% and 13%. The Company does not expect comparable store sales to increase as in past years, and there can be no assurance that comparable store sales for any particular period will not decrease.

     Competition. The personal care, makeup and fragrance businesses are highly competitive. The Company's products compete directly against functionally similar products sold through a variety of retail channels, including department stores, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials", shopping channels and catalogs. The Company competes against a number of companies that have substantially greater resources and better name recognition than Garden Botanika and which sell their products through broader distribution channels. Some department stores, which have historically offered personal care products at higher price points than the Company, have introduced less expensive product lines that compete more directly with the Company's products. The Company also competes directly against mall-based specialty retailers of personal care and other products, including national and international chains that are larger and that have grown more rapidly than the Company. In general, there are no provisions in the Company's leases that limit or restrict competing businesses from operating in malls in which the Company's stores are located. The number of specialty retail outlets selling personal care products, either exclusively or as an extension of a related brand (such as a clothing brand), has increased significantly in recent years. This has led to an increasingly competitive marketplace that the Company believes has had, and may continue to have, an adverse effect on the Company's business, financial condition and operating results, as well as on those of certain of its competitors. In addition, the lack of significant barriers to entry may result in new competition, including possible imitators of the Garden Botanika concept. Should any of the Company's competitors reduce prices, the Company may be required to implement price reductions in order to remain competitive, which could also have an adverse impact on its business, financial condition and operating results. The Company believes that success in the personal care industry depends, in part, on the regular introduction of new and attractive products. In a competitive environment, there can be no assurance (i) that the Company will continue to be able to develop original products or (ii) that sales of new products will justify the costs associated with their development and marketing and will not adversely affect sales of the Company's preexisting products. The Company also competes generally for store sites, and, in the event the Company seeks to open new stores, there can be no assurance that it will be able to secure suitable sites on satisfactory terms.

     Turnover and Dependence on Key Personnel. The Company has experienced significant turnover among its corporate staff and senior management, including the resignations in fiscal 1997 and 1998 of the Company's Senior Vice
President -- Operations, Chief Financial Officer and Vice President of Real Estate. The Company has elected not to replace any of these individuals at the present time, all of whose duties have been assumed by others. The Company remains dependent upon the efforts of its key officers and employees, including Michael W. Luce, President, Chief Executive Officer and a director; Arlee J. Jensen, Senior Vice President -- Merchandising and Marketing; and John A. Garruto, Vice President -- Research and Product Development. Although the Company has employment agreements with certain key officers, the loss of any of these individuals could adversely affect the Company's business, financial condition and operating results. The Company has obtained insurance on the lives of Mr. Luce and Ms. Jensen in the amounts of $1.50 million and $1.00 million, respectively. There can be no assurance that the Company will be able to motivate, attract and retain key employees and qualified personnel in the future.

     Commercial Sales Strategy. In fiscal 1998, the Company plans to focus significant efforts on building its commercial sales division, which will be responsible for overseeing and developing, among other things, the Company's hotel amenities program, its sales to third-party retailers such as Costco Wholesale, television shopping channel sales and international licensing opportunities, if any. The Company has little historical experience with such new channels of distribution and limited management and financial resources to develop them. It is also anticipated that the financial return from certain commercial sales opportunities, such as the expansion of Garden Botanika's amenities program and the introduction of international sales, may take time to develop. Sales in new channels of distribution will generally be made at significantly lower margins than sales made through the Company's stores, although the elimination of store-level costs significantly decreases the expenses associated with such sales. The Company believes that the development of new channels of distribution will build brand awareness and benefit retail store sales. It is possible, however, that sales in new channels of distribution may compete indirectly with retail store sales with higher margins. There can be no assurance that commercial sales in new channels of distribution will justify the costs associated with their development and marketing or that they will not adversely impact the Company's retail store sales.

     Remerchandising Strategy. In 1997, in an effort to boost sales, the Company undertook an extensive remerchandising program with the goal of increasing store level productivity and improving inventory turnover. As part of this program, the Company undertook to soften and enhance the appearance of the Company's stores and narrowed its product assortment, eliminating approximately 275 SKUs (or 30% of the total) by eliminating certain product types and reducing the number of sizes in which others were offered. In addition, the Company increased the number of fixtures in its stores, which required additional inventory to create the desired sense of abundance. This additional inventory must be carried at additional cost to the Company. The Company intends to continue to experiment with its stores' appearance and merchandising direction and to eliminate certain of its less popular product lines with the goal of attracting a broader customer base and increasing productivity overall. There can be no assurance, however, that these efforts will be successful or that certain changes will not have an adverse effect on sales in those markets in which the Company has established a loyal customer base.

     Ability to Manage Operations. In order for the Company to operate successfully, management will be required to anticipate the changing demands of the Company's operations and adapt systems and procedures accordingly. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations, including the anticipated growth of its commercial sales division, will impose on such systems. The Company will also need to continually evaluate the adequacy of its management information systems, including its inventory control and distribution systems. Failure to upgrade its information systems or unexpected difficulties encountered with these systems could adversely affect the Company's business, financial condition and operating results.

     Reliance on Management Information Systems Vendors. The Company currently relies on three outside vendors, two of which are related, for the software and day-to-day support that form the basis of the Company's management information, distribution and financial systems. While the Company believes that these vendors have sufficient experience and commitment to their product lines to be relied upon for continued support in developing, testing and implementing systems and controls that are adequate to support the Company's current operations and anticipated future growth, it may have little control, apart from changing vendors, over the level of systems maintenance and support it receives. In the event it were to change information systems vendors, the Company could experience unforeseen delays or interruptions in its access to information. Such problems, were they to occur, could adversely affect the Company's business, financial condition and operating results.

     Mail-Order Strategy. In the third quarter of fiscal 1994, the Company introduced the Garden Botanika catalog. One purpose of the catalog was to enable the Company to effect mail-order sales and expand brand recognition in areas where it had not opened stores. To date, the additional costs associated with the Company's mail-order business have exceeded sales directly attributable to that business, and the Company expects this to continue in fiscal 1998. In fiscal 1996, the Garden Botanika catalog was distributed widely to prospective mail-order customers in an effort to build a "house file" of proven customers from the respondents. This practice was greatly reduced in fiscal 1997, and, in fiscal 1998, the Company intends to continue to focus on smaller mailings to its house file of active mail-order customers. While this strategy is expected to result in significant savings, there can be no assurance that it will lead to mail-order profitability or that the planned reduction in mailings will not result in an eventual decline in the size of the Company's active mail-order house file.

     Store Advertising Expenses. The Company's store advertising program is built primarily around the Garden Botanika catalog, which, in addition to its role in mail-order sales, is mailed to certain active customers of existing stores. In fiscal 1998, the Company intends to continue reduced mailings of catalogs per store by focusing on what it believes are or will be its most productive store customers in order to justify the cost of the mailings. There can be no assurance that the Company's more focused store advertising mailings will generate sufficient sales to make store operations profitable. Apart from its catalog and related mailings, the Company does not advertise in the print or broadcast media, as do many of its competitors. Postal rates, delivery charges and paper and printing costs directly affect the cost of the Company's store advertising program, as well as its mail-order business, and a significant increase in any of these expenses could adversely affect the Company's overall business, financial condition and operating results.

     Volatility of Stock Price. The market price of the Company's Common Stock has been subject to significant downward fluctuations, primarily in response to the Company's comparable store sales and overall operating results. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

     Concentration of Suppliers. In fiscal 1997, approximately 62% of the Company's purchases of raw materials, finished product, packaging and other supplies were obtained from the Company's 15 largest suppliers, with the Company's largest supplier accounting for approximately 12% of such purchases. With the exception of certain packaging orders, the Company has no long-term contracts or other contractual assurance of continued supply, pricing or access to new products. The inability, failure or unwillingness of one or more principal vendors to continue to supply the Company or a material change in the Company's purchase terms could have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to acquire desired materials in sufficient quantities on acceptable terms in the future.

     Regulation and Potential Claims. The Company's advertising and product labeling practices are subject to regulation by the FTC, and its cosmetic manufacturing practices are subject to regulation by the FDA, as well as various other federal, state and local regulatory authorities. In addition, in the event of international sales, the Company could become subject to the regulatory requirements of a foreign jurisdiction, which may differ substantially from those of the United States and whose impact on such sales are uncertain. Compliance with international, federal, state and local laws and regulations, including laws and regulations pertaining to the protection of the environment, has not had, and is not anticipated to have, a material adverse effect on the competitive position of the Company. Nonetheless, federal, state and local regulations in the United States that are designed to protect consumers or the environment have had, and can be expected to have, an increasing influence on product claims, manufacturing, contents and packaging. In addition, if the Company were to expand its manufacturing capabilities to include over-the-counter drug ingredients, it would become subject to FDA registration and a higher degree of inspection and greater burden of regulatory compliance than at present. The nature and use of personal care products could give rise to product liability claims if one or more of Garden Botanika's customers were to suffer adverse reactions following use of its products. Such reactions could be caused by various factors, many of which are beyond the Company's control, including hypoallergenic sensitivity, the possibility of malicious tampering with the Company's products and the unforeseen discovery of harmful effects in one or more of the ingredients used in the Company's products. In the event of such an occurrence, the Company could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales.

                                                  FISCAL YEAR ENDED(1)
                                           ----------------------------------
                                           FEB. 3,      FEB. 1,      JAN. 31,
                                           1996(2)       1997          1998
                                           -------      -------      --------
Net sales (in thousands).................  $55,339      $92,465      $114,591
                                           =======      =======      ========
Net sales................................    100.0%       100.0%        100.0%
Cost of sales (including buying and
  occupancy costs).......................     56.8         56.8          64.4
                                           -------      -------      --------
Gross margin.............................     43.2         43.2          35.6
Operating expenses:
  Stores and catalog.....................     33.9         38.4          34.5
  General and administrative.............     10.9          9.6           9.5
Preopening and facility relocation
  expenses...............................      1.4          1.5           0.3
Provision for store closings.............       --           --           2.8
Impairment loss on long-lived assets.....       --           --           2.3
                                           -------      -------      --------
Operating loss...........................     (3.1)        (6.4)        (13.9)
Interest income, net.....................      0.1          1.1           0.3
                                           -------      -------      --------
Net loss.................................     (3.0)%       (5.3)%       (13.6)%
                                           =======      =======      ========

---------------
(1) Percentage amounts may not total 100% due to rounding.

(2) The fiscal year ended February 3, 1996 was a 53-week year.

FISCAL 1997 VS FISCAL 1996

     General. The Company operated 280 stores at the end of fiscal 1997, compared to 253 stores at the end of fiscal 1996. There were 3,212 store months of operations during fiscal 1997 versus 2,290 store months in the prior period, an increase of 40%. The average age of the Company's stores increased from 20 months to 30 months.

     Net Sales. Net sales for fiscal 1997 were $114.59 million, compared to net sales of $92.47 million for fiscal 1996. The increase of $22.12 million, or 24%, in net sales was due primarily to (i) the 40% increase in store months of operations during the year and (ii) a 1% increase in comparable store sales over the prior year. Positive factors were also partially offset by a 41% decline in mail-order sales, resulting primarily from a planned reduction in catalog circulation.

     Annual sales per square foot in the 253 stores open at the beginning of fiscal 1997 declined by 16%, to $324, during the period, due primarily to an 8% increase in average square footage per store that was not accompanied by a corresponding increase in sales and the effect of 167 newer stores, which initially have lower than average sales, opened in geographically dispersed markets during fiscal 1995 and 1996.

     The Garden Botanika catalog is used as the Company's primary marketing vehicle by both the store and mail-order divisions. In order to control its advertising costs in fiscal 1997, the Company mailed a total of approximately
16.8 million catalogs, compared to approximately 15.9 million catalogs mailed in fiscal 1996, an increase of only 6% compared to the 40% increase in store months of operations. With the relative reduction in the number of catalogs mailed, the Company's mail-order sales declined to 4% of total sales in fiscal 1997 from 8% in the prior year. It is also likely that the relative reduction in the number of catalogs mailed contributed to the slower rate of growth in both total and comparable store sales.

     Gross Margin. Gross margin declined as a percentage of net sales from 43.2% in fiscal 1996 to 35.6% in fiscal 1997. This decline reflected primarily the effects of: (i) relatively fixed store occupancy costs (especially in the Company's newer classes of stores) in a period of declining comparable store sales, (ii) the Company's 1997 change in toiletries pricing, (iii) its program to clear discontinued items from stock in connection with its

1997 remerchandising program and (iv) markdowns to stimulate sales and reduce inventory levels during the fourth quarter. The dollar amount of gross margin increased by $831,000, or 2%, primarily as a result of the 24% increase in sales.

  Operating Expenses

     Stores and Catalog. Store and catalog expenses, including distribution, declined as a percentage of net sales from 38.4% in fiscal 1996 to 34.5% in fiscal 1997. This decline was primarily attributable to the reduction in catalog circulation discussed above (see Net Sales). The dollar amount of store and catalog expenses increased by $3.98 million, or 11%, over the prior year, primarily as a result of the 40% increase in store months of operations.

     General and Administrative. General and administrative expenses, at 9.5% of net sales, were basically unchanged from the fiscal 1996 level of 9.6%. The dollar amount of general and administrative expenses increased by $2.05 million, or 23%, from the prior year to support the 40% increase in store months of operations and the 24% increase in net sales.

     Preopening and Facility Relocation Expenses. Preopening and facility relocation expenses ("Preopening Expenses") vary with the number of new stores opened and the number of existing stores relocated during a particular period. In addition, the one-time startup costs of new facilities and operations are included in Preopening Expenses. Preopening Expenses were $397,000, or 0.3% of net sales, in fiscal 1997, when the Company opened 27 new stores, relocated three existing stores and finalized Preopening Expenses associated with stores opened in the fourth quarter of fiscal 1996. The Company incurred Preopening Expenses of $1.43 million, or 1.5% of net sales, during the prior year, when it opened 101 new stores, relocated or committed to the relocation of five existing stores and relocated certain of its warehouse, distribution and mail-order fulfillment operations.

     Provision for Store Closings. In early February 1998, the Company announced its intention to close approximately 12 under-performing stores during fiscal 1998. A charge of $3.20 million was recorded to cover estimated asset writeoffs and closure expenses. Of this amount, $1.89 million reduced property and equipment, while the remaining $1.31 million is shown as a reserve for store closing expenses to be incurred in future months. The first of the 12 stores was closed during February.

     Impairment Loss on Long-Lived Assets. At the conclusion of the 1997 holiday season, the Company reviewed the asset values of individual stores in accordance with Statement of Financial Accounting Standards No. 121. As a result of that review, a charge of $2.60 million was recorded at the end of the fourth quarter to recognize potential impairment of long-lived assets. This amount reduced property and equipment.

     All stores opened prior to fiscal 1997 were included in the impairment review, which then concentrated on the approximately 100 stores, opened primarily during fiscal 1996, with negative fiscal 1997 store level contribution margin. The initial evaluation identified 26 stores, exclusive of the 12 previously identified for closure, whose net book value at January 31, 1998 exceeded the undiscounted cash flow expected to be produced over their remaining lease terms. An impairment charge was recorded for each of these 26 stores equal to the difference between its current net book value and the estimated fair value of those assets as measured by the discounted cash flow expected to be produced over the remaining lease term.

     The determination of impairment for any given store is highly sensitive to assumptions regarding future performance. Therefore, there can be no assurance that a future deterioration in performance will not require an additional impairment charge for one or more of these 26 stores, or that a future charge may not be necessary for other stores. Due to the heavy concentration of sales in the fourth quarter of each fiscal year, the Company does not believe it is meaningful to make impairment determinations on an interim basis during the fiscal year.

     Operating Loss. For the reasons explained above, the fiscal 1997 loss from operations increased 168%, to $15.90 million, from $5.93 million in the prior year. Expressed as a percentage of net sales, the Company's loss from operations increased from 6.4% to 13.9%, reflecting primarily (i) the effects of slower growth in comparable store sales, (ii) the cost, both in terms of gross margin and operating expenses, of remerchandising programs designed to improve the Company's competitive position and bring its inventory levels into line with fourth quarter and anticipated future sales and
(iii) charges to provide for the costs of anticipated store closings and potential impairment of historical property and equipment values.

     Interest Income, Net. Net interest income during fiscal 1997 was $315,000, or 0.3% of net sales, compared to $994,000, or 1.1% of net sales, during the prior year. This change reflected the effect of the Company's net use of cash in its 1997 expansion and remerchandising programs, as well in its routine operations during the first nine months of the year. Interest expense was $92,000 in fiscal 1997 and $321,000 in fiscal 1996.

     Income Taxes. The Company did not record an income tax benefit for either fiscal 1997 or fiscal 1996. Net operating loss carryforwards of $8.18 million at January 31, 1998 begin to expire in 2005, and the amount of such carryforwards that can be used in any one year is subject to limitation based on the nature of past ownership changes. See Notes to Financial Statements.

     Net Loss. For the reasons explained above, during fiscal 1997, the Company's net loss increased 216%, to $15.58 million, or $2.20 per weighted average common share, from $4.93 million, or $0.80 per share, in fiscal 1996. The net loss also increased as a percentage of net sales, from 5.3% in fiscal 1996 to 13.6% in the current year, with the negative effects of slower growth in comparable store sales, the cost of programs designed to improve the Company's competitive position and bring its inventory levels into line and significant charges for store closings and asset impairment being further magnified by the significant reduction in interest income.

FISCAL 1996 VS FISCAL 1995

     General. The Company operated 253 stores at the end of fiscal 1996, compared to 152 stores at the end of fiscal 1995. There were 2,290 store months of operations during fiscal 1996 versus 1,375 store months in the prior period, an increase of 67%. The average age of the Company's stores increased from 18 months to 20 months.

     Net Sales. Net sales for fiscal 1996 were $92.47 million, compared to net sales of $55.34 million for fiscal 1995. The increase of $37.13 million, or 67%, in net sales was due primarily to the following factors: (i) the 67% increase in store months of operations during the year; (ii) an increase of 7% in comparable store sales over the prior year, resulting primarily from an increase in the number of customer transactions; and (iii) a 100% increase in mail-order sales, resulting primarily from an increase in circulation.

     Annual sales per square foot for the 152 stores open at the beginning of fiscal 1996 declined by 16%, to $387, during the period, due primarily to an 8% increase in average square footage per store and the effect of the 111 newer stores, which initially have lower than average sales, opened during fiscal 1994 and 1995.

     In fiscal 1995 and 1996, the sales directly attributable to the Company's mail-order operation accounted for 7% and 8%, respectively, of the Company's total net sales. In fiscal 1995 and 1996, the Company mailed approximately 5.0 million and 15.9 million catalogs, respectively, to store and mail-order customers.

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

     General and Administrative. General and administrative expenses declined as a percentage of net sales from 10.9% in fiscal 1995 to 9.6% in fiscal 1996. This decline reflected improved leverage associated with increases in total and comparable stores sales. The dollar amount of general and administrative expenses increased by $2.83 million, or 47%, from the prior year to support the 67% increases in store months of operations and net sales.

     Preopening and Facility Relocation Expenses. Preopening Expenses were $1.43 million, or 1.5% of net sales, in fiscal 1996, when the Company opened 101 new stores, relocated or committed to the relocation of five existing stores and relocated its warehouse, distribution and mail-order fulfillment operations. The Company incurred Preopening Expenses of $798,000, or 1.4% of net sales, during the prior year, when it opened 66 new stores, relocated two existing stores and brought its mail-order customer service and fulfillment operations in house.

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

     Interest Income, Net. Net interest income during fiscal 1996 was $994,000, or 1.1% of net sales, compared to $30,000, or 0.1% of net sales, during the prior year. This change was due primarily to temporary investment of funds provided by the Company's May 1996 initial public offering. Interest expense was $321,000 in fiscal 1996 and $105,000 in fiscal 1995.

     Income Taxes. The Company did not record an income tax benefit for either fiscal 1996 or fiscal 1995 due to its pre-tax losses.

     Net Loss. For the reasons explained above, during fiscal 1996, the Company's net loss increased 196%, to $4.93 million, or $0.80 per weighted average common share, from $1.66 million, or $0.44 per share, in fiscal 1995. The net loss also increased as a percentage of net sales, from 3.0% in fiscal 1995 to 5.3% in fiscal 1996, with the negative effects of slower growth in comparable store sales and the costs of programs designed to improve sales being partially offset by increased interest income.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company has experienced, and expects to continue to experience, substantial seasonal fluctuations in its sales and operating results, which is typical of many mall-based specialty retailers. As illustrated in the following table, a disproportionate amount (ranging from 39% to 45% during the past three fiscal years) of the Company's annual net sales, and all of its profits, if any, have been realized during its fourth fiscal quarter. The Company expects this pattern to continue during the current fiscal year and anticipates that in subsequent years the fourth quarter will continue to contribute disproportionately to its operating results, particularly during November and December. In anticipation of increased sales activity during the fourth quarter, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent store staff. If, for any reason, the Company's sales fall below its expectations during November and December, the Company's business, financial condition and annual operating results are adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

                                                         FISCAL QUARTER(1)
                                              ----------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
FISCAL 1995:(2)
  Net sales.................................  $ 9,532    $10,138    $10,671    $24,998
     % of full year.........................     17.2%      18.3%      19.3%      45.2%
  Gross margin..............................  $ 4,084    $ 4,212    $ 4,170    $11,425
     % of full year.........................     17.1%      17.6%      17.5%      47.8%
  Net (loss) income.........................  $  (827)   $  (836)   $(1,986)   $ 1,985
FISCAL 1996:
  Net sales.................................  $16,647    $16,916    $17,681    $41,221
     % of full year.........................     18.0%      18.3%      19.1%      44.6%
  Gross margin..............................  $ 7,046    $ 6,793    $ 6,633    $19,442
     % of full year.........................     17.7%      17.0%      16.6%      48.7%
  Net (loss) income.........................  $(2,685)   $(1,987)   $(3,780)   $ 3,519
FISCAL 1997:
  Net sales.................................  $23,918    $24,873    $21,284    $44,516
     % of full year.........................     20.9%      21.7%      18.6%      38.8%
  Gross margin..............................  $ 8,736    $ 8,075    $ 5,695    $18,239
     % of full year.........................     21.4%      19.8%      14.0%      44.8%
  Net loss..................................  $(3,225)   $(4,162)   $(5,918)   $(2,275)

---------------
(1) Percentage amounts may not total 100% due to rounding.

(2) Fiscal 1995 was a 53-week year. The 53rd week is included in fourth quarter results.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow for Fiscal 1997

     The Company began fiscal 1997 with cash and cash equivalents totaling $7.21 million and short-term investments of $20.43 million. During the first three quarters of the year, all short-term investments were liquidated to fund (a) the Company's net loss, (b) fixed asset additions related primarily to store openings and the 1997 remerchandising program and (c) an increase in inventory to support a commitment to higher in-stock and customer service levels. In the fourth quarter, the Company borrowed against its U.S. Bank credit line of credit to complete its 1997 store expansion program and build up inventory levels for the holiday season. The maximum amount borrowed during this time was $7.82 million; the interest rate on all borrowings was 9.0%. All borrowings were repaid during December, and the Company ended fiscal 1997 with cash and cash equivalents totaling $8.59 million and no short-term investments or bank borrowings. Due to its fourth quarter loss, the Company was in violation of the tangible net worth covenant of its credit line at January 31, 1998. U.S. Bank has indicated its willingness to provide the Company with a forbearance letter stating that it will not take any action with respect to the Company's violation. However, U.S. Bank will not permit further borrowings under the Company's existing $5.00 million credit line until the violation is cured, and there is no present likelihood that this will occur or that borrowing will be necessary prior to expiration of the line on May 31, 1998.

     On April 2, 1998, the Company received a commitment letter from Foothill Capital Corporation ("Foothill"), under which Foothill agrees, subject to certain financial conditions and the satisfactory completion of loan documentation, to provide the Company with a three-year, $10.00 million revolving line of credit for general corporate purposes. Credit available under the Foothill line at any time during this period would generally be a variable percentage (ranging from 55% to 65%) of eligible finished goods inventory. This line, which would be secured by the assets of the Company, would bear interest at prime plus 0.5%, with a LIBOR rate available on certain borrowings, at the Company's option. The minimum interest rate on any borrowings under the line would be 7.00%. As a result of negotiations since April 2, 1998, in order to access the Foothill credit line, the Company would be required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that would vary from quarter to quarter. Future capital expenditures, including those for store expansion, would be limited in accordance with a business plan to be approved by Foothill. The Company's Board of Directors has authorized management to proceed in negotiations for the Foothill credit line on the terms proposed.

  Future Cash Flow Plans and Expectations

     The Company's future plans call for the opening of one new store in fiscal 1998, which has already occurred, and anticipates total capital expenditures of approximately $2.60 million, based on the one planned store opening, certain store remodels and updates to existing stores, and improvements to existing distribution, manufacturing and central office facilities that support operations. They Company's average net capital expenditure for the 27 new stores opened in fiscal 1997 was approximately $305,000 per store, after deducting the construction allowances paid by lessors. The average Preopening Expense for each of these stores was approximately $10,000. In addition, other working capital requirements, consisting primarily of the purchase of inventory, averaged approximately $41,500 per store. On an ongoing basis, the Company expects to continue to be able to finance a portion of its merchandise inventory costs by using vendor credit terms, generally ranging from 30 to 60 days. In addition to such vendor financing, subject to its meeting certain financial conditions and the satisfactory completion of loan documentation, the Company may finance 55% to 65% of its inventory under the terms a credit line with Foothill, for which the Company has received a commitment letter.

     The Company believes that its cash balance at the end of fiscal 1997, combined with its cash flow from operations and borrowings under its anticipated new credit facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1998. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company may be required to seek additional sources of funds to support its ongoing operations in fiscal 1998, and there can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could impair its future business, financial condition and operating results.

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

ADOPTION OF ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This pronouncement established new standards for computing and presenting earnings per share for entities with publicly held common stock. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997. The adoption did not have a significant effect on the Company's earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is included in "Item
14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K," pages (F-1) through (F-14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on auditing and financial disclosure during the fiscal year ended January 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the following information regarding executive officers of the Company, the information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Election of Directors."

     With the exception of Messrs. Jeffrey H. Brotman, Chairman of the Board and Secretary, and Michael W. Luce, President and Chief Executive Officer, the executive officers and key employees of the Company are set forth below. Information regarding Messrs. Brotman and Luce, who are also Directors of the Company, can be found in the above-referenced Proxy Statement.

                               EXECUTIVE OFFICERS

         NAME             AGE                            POSITION
         ----             ---                            --------
Arlee J. Jensen           49         Senior Vice President - Merchandising and
                                     Marketing
Susan M. Detmer           43         Vice President - Brand Development
John A. Garruto           45         Vice President - Research and Product Development
Jeffrey M. Hare           33         Vice President - Distribution Services
George W. Newman          49         Vice President - Controller
Susan M. Walker           38         Vice President - Stores

     Arlee J. Jensen has been the Company's Senior Vice
President - Merchandising and Marketing since June 1995 and was its Vice President - Merchandising since the Company began operations in 1990. Prior to joining Garden Botanika, Ms. Jensen was employed at Eddie Bauer from 1983 to 1989, where, from 1986 to 1989, she was Divisional Vice President - Womenswear, responsible for the women's segment of both the catalog and retail outlet operations. Prior to 1983, Ms. Jensen was employed at Frederick & Nelson, a Seattle-based department store chain, where she was Divisional Merchandise Manager - Women's Apparel, and at Meier and Frank, where she was Creative Merchandising Director.

     Susan M. Detmer has been the Company's Vice President - Brand Development since October 1996. Prior to joining Garden Botanika, Ms. Detmer served as a consultant to The Paul Allen Group and, from September 1994 to October 1995, was the General Merchandise Manager for Egghead Computer, a national retailer. Prior to that, from May 1993 to June 1994, Ms. Detmer was Executive Vice President of Jay Jacobs, a national clothing retailer, where she was responsible for merchandising and allocations. From February 1991 to May 1993, Ms. Detmer was associated with American Retail Group ("ARG"), a U.S. division of an international retailer, where in January 1993, she became a Vice President responsible for the private-branded products for ARG's department store group. Jay Jacobs commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code in May 1994.

     John A. Garruto has been the Company's Vice President - Research and Product Development since October 1995. From February 1991 to October 1995, Mr. Garruto was Vice President - Research and Development for Innovative Biosciences Corporation, a manufacturer of personal care products sold to, among others, Garden Botanika. Mr. Garruto held the same position with Randall Products International, which was founded by a Director of the Company, from 1989 to 1991.

     Jeffrey M. Hare has been the Company's Vice President - Distribution Services since April 1997. In previous positions with the Company, Mr. Hare has been continuously responsible for the Company's warehouse, outbound freight and gift assembly functions since October 1991. In addition, Mr. Hare assumed responsibility for the Company's catalog fulfillment operations when the Company introduced its mail-order catalog in 1994. Prior to joining Garden Botanika, from 1983 to 1991, Mr. Hare held various positions with Precor USA, an exercise equipment manufacturer, including the position of Production Manager.

     George W. Newman has been the Company's Vice President - Controller since January 1998 and was its Controller since joining the Company in February 1996. Mr. Newman is currently acting in the capacity of the Company's Chief Financial Officer. Prior to joining the Company, Mr. Newman was employed as Controller at Pacific Linen, Inc., a regional soft lines retailer, from January 1995 to February 1996. From 1979 to 1994, Mr. Newman was employed at The Kobacker Company, a national footwear retailer where, among other positions, he served as Controller.

     Susan M. Walker has been the Company's Vice President - Stores since March 1996. Prior to joining the Company, Ms. Walker was employed by Zales Jewelers, a national jewelry retailer, from 1980 to 1996, where, from 1993 to 1996, she was a Director - Stores, responsible for supervising 13 regional managers and 127 stores, as well as for recruiting, hiring and training all levels of store personnel.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Voting Securities and Principal Holders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
           Report of Arthur Andersen LLP, Independent Public
             Accountants...............................................  F-2
           Balance Sheets -- January 31, 1998 and February 1, 1997.....  F-3
           Statements of Operations -- For the fiscal years ended
             January 31, 1998, February 1, 1997 and February 3, 1996...  F-4
           Statements of Shareholders' Equity -- For the fiscal years ended January 31, 1998, February 1, 1997 and February 3,
             1996......................................................  F-5
           Statements of Cash Flows -- For the fiscal years ended
             January 31, 1998, February 1, 1997 and February 3, 1996...  F-6
             Notes to Financial Statements.............................  F-7
           Selected Quarterly Financial Data (Unaudited) -- For the
             fiscal years ended January 31, 1998, February 1, 1997 and
             February 3, 1996 -- See Note (9) of Notes to Financial
             Statements................................................  F-15

     2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

     3. EXHIBITS

     The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.

                                          GARDEN BOTANIKA, INC.

                                          By:      /s/ MICHAEL W. LUCE

                                            ------------------------------------
                                                      Michael W. Luce
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 28, 1998, on behalf of the Registrant and in the capacities indicated.

                       SIGNATURE                                             TITLE
                       ---------                                             -----

                 /s/ JEFFREY H. BROTMAN                   Chairman, Secretary and Director
--------------------------------------------------------
                   Jeffrey H. Brotman

                  /s/ MICHAEL W. LUCE                     President, Chief Executive Officer and
--------------------------------------------------------  Director (Principal Executive Officer)
                    Michael W. Luce

                  /s/ GEORGE W. NEWMAN                    Vice President -- Controller
--------------------------------------------------------  (Principal Accounting Officer)
                    George W. Newman

                /s/ GERALD R. GALLAGHER                   Director
--------------------------------------------------------
                  Gerald R. Gallagher

                 /s/ WILLIAM B. RANDALL                   Director
--------------------------------------------------------
                   William B. Randall

                   /s/ DALE J. VOGEL                      Director
--------------------------------------------------------
                     Dale J. Vogel

                             GARDEN BOTANIKA, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
Report of Arthur Andersen, Independent Auditors.............   F-2
Balance Sheets -- January 31, 1998 and February 1, 1997.....   F-3
Statements of Operations -- For the fiscal years ended
  January 31, 1998, February 1, 1997 and February 3, 1996...   F-4
Statements of Shareholders' Equity -- For the fiscal years
  ended January 31, 1998, February 1, 1997 and February 3,
  1996......................................................   F-5
Statements of Cash Flows -- For the fiscal years ended
  January 31, 1998, February 1, 1997 and February 3, 1996...   F-6
Notes to Financial Statements -- For the fiscal years ended
  January 31, 1998, February 1, 1997 and February 3, 1996...   F-7
Selected Quarterly Financial Data (Unaudited) -- For the
  fiscal years ended January 31, 1998, February 1, 1997 and
  February 3, 1996 -- See Note (9) of Notes to Financial
  Statements................................................  F-14

FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Garden Botanika, Inc.:

     We have audited the accompanying balance sheets of Garden Botanika, Inc. (a Washington corporation) as of January 31, 1998 and February 1, 1997, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Botanika, Inc. as of January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant net losses since its inception. The Company is in the process of completing an agreement for a new line of credit to finance its operations during fiscal 1998. There can be no assurance that the agreement will be completed or that it will provide the Company with adequate funding for the next fiscal year. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
April 24, 1998

                             GARDEN BOTANIKA, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1998           1997
                                                              -----------    -----------
                                                                (AMOUNTS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $  8,594       $  7,205
  Short-term investments....................................         --         20,426
  Inventories...............................................     23,747         18,940
  Prepaid expenses:
     Rent...................................................      1,640          1,238
     Other..................................................      1,033          1,793
  Receivable from lessors...................................        550          2,633
  Other.....................................................         --            727
                                                               --------       --------
          Total current assets..............................     35,564         52,962
Property and equipment:
  Leasehold improvements....................................     53,030         51,431
  Furniture and equipment...................................     16,420          9,016
  Equipment under capital lease.............................        261            261
                                                               --------       --------
                                                                 69,711         60,708
  Less accumulated depreciation and amortization............    (17,456)       (10,168)
                                                               --------       --------
     Net property and equipment.............................     52,255         50,540
Other assets................................................         18             21
                                                               --------       --------
          Total assets......................................   $ 87,837       $103,523
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Checks drawn in excess of bank balances...................   $  6,055       $  6,600
  Accounts payable..........................................      5,818          7,438
  Accrued salaries, wages and benefits......................      1,536          1,366
  Reserve for store closing expenses........................      1,311             --
  Accrued sales tax.........................................        398            442
  Other.....................................................        756            801
                                                               --------       --------
          Total current liabilities.........................     15,874         16,647
Deferred rent and other.....................................      3,027          2,420
                                                               --------       --------
          Total liabilities.................................     18,901         19,067
Commitments
Shareholders' equity:
  Preferred Stock, $.01 par value; 10,000,000 shares
     authorized; none issued and outstanding................         --             --
  Common Stock, $.01 par value; 36,092,374 shares
     authorized; 7,069,098 issued and outstanding...........     98,573         98,513
  Accumulated deficit.......................................    (29,637)       (14,057)
                                                               --------       --------
          Total shareholders' equity........................     68,936         84,456
                                                               --------       --------
          Total liabilities & shareholders' equity..........   $ 87,837       $103,523
                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        FISCAL YEAR ENDED
                                                          ----------------------------------------------
                                                          JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,
                                                              1998             1997             1996
                                                          ------------     ------------     ------------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................................    $114,591         $92,465          $55,339
Cost of sales (including buying and occupancy costs)....      73,846          52,551           31,448
                                                            --------         -------          -------
     Gross margin.......................................      40,745          39,914           23,891
Operating expenses:
  Stores and catalog....................................      39,524          35,544           18,746
  General and administrative............................      10,919           8,871            6,041
Preopening and facility relocation expenses.............         397           1,426              798
Provision for store closings............................       3,200              --               --
Impairment loss on long-lived assets....................       2,600              --               --
                                                            --------         -------          -------
     Operating loss.....................................     (15,895)         (5,927)          (1,694)
Interest income, net....................................         315             994               30
                                                            --------         -------          -------
     Net loss...........................................    $(15,580)        $(4,933)         $(1,664)
                                                            ========         =======          =======
Basic loss per share, giving effect to the conversion of
  all preferred shares to common........................    $  (2.20)        $ (0.80)         $ (0.44)
Weighted average common shares, giving effect to the
  conversion of all preferred shares to common..........       7,069           6,146            3,756

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                PREFERRED STOCK        COMMON STOCK
                               ------------------    -----------------    ACCUMULATED
                               SHARES     AMOUNT     SHARES    AMOUNT       DEFICIT       TOTAL
                               ------    --------    ------    -------    -----------    --------
                                                     (AMOUNTS IN THOUSANDS)
Balance, January 28, 1995....   2,910    $ 25,595      262     $    49     $ (7,460)     $ 18,184
  Sale of Series C preferred
     stock...................     509       9,960       --          --           --         9,960
  Sale of Series D preferred
     stock...................     275       6,472       --          --           --         6,472
  Exercise of stock
     options.................      --          --        3          19           --            19
  Issuance of common stock in
     connection with
     acquisition.............      --          --        4         131           --           131
  Deferred compensation......      --          --       --          15           --            15
  Net loss...................      --          --       --          --       (1,664)       (1,664)
                               ------    --------    -----     -------     --------      --------
Balance, February 3, 1996....   3,694      42,027      269         214       (9,124)       33,117
  Sale of common stock.......      --          --    3,104      56,191           --        56,191
  Conversion of preferred
     stock to common.........  (3,694)    (42,027)   3,694      42,027           --            --
  Exercise of stock
     options.................      --          --        2          24           --            24
  Deferred compensation......      --          --       --          57           --            57
  Net loss...................      --          --       --          --       (4,933)       (4,933)
                               ------    --------    -----     -------     --------      --------
Balance, February 1, 1997....      --          --    7,069      98,513      (14,057)       84,456
  Deferred compensation......      --          --       --          60           --            60
  Net loss...................      --          --       --          --      (15,580)      (15,580)
                               ------    --------    -----     -------     --------      --------
Balance, January 31, 1998....      --    $     --    7,069     $98,573     $(29,637)     $ 68,936
                               ======    ========    =====     =======     ========      ========

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                               1998           1997           1996
                                                            -----------    -----------    -----------
                                                                     (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................   $(15,580)      $ (4,933)      $ (1,664)
                                                             --------       --------       --------
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization........................      7,869          5,153          2,908
     Reserves for store closings and asset impairment.....      4,489             --             --
     Loss on retirement of property and equipment.........         88            422             --
     Changes in assets and liabilities:
       Inventories........................................     (4,807)        (8,764)        (4,543)
       Prepaid rent.......................................       (402)          (443)          (416)
       Other assets.......................................      1,490           (499)        (1,117)
       Accounts payable and checks drawn in excess of bank
          balances........................................     (2,165)         5,284          3,674
       Accrued expenses...................................         81            987            (38)
       Reserve for store closing expenses.................      1,311             --             --
       Deferred rent and other............................        607          1,353            484
                                                             --------       --------       --------
          Total adjustments...............................      8,561          3,493            952
                                                             --------       --------       --------
          Net cash used by operating activities...........     (7,019)        (1,440)          (712)
                                                             --------       --------       --------
Cash flows from investing activities:
  Additions to property and equipment.....................    (14,161)       (24,225)       (16,800)
  Redemption (purchase) of short-term investments.........     20,426        (20,426)            --
  Decrease (increase) in receivable from lessors..........      2,083         (1,708)        (1,230)
  Other...................................................         --             --            (25)
                                                             --------       --------       --------
          Net cash provided (used by) investing
            activities....................................      8,348        (46,359)       (18,055)
                                                             --------       --------       --------
Cash flows from financing activities:
  Sale of stock...........................................         --         56,191         16,432
  Advances on note payable to bank........................     16,325         11,958         13,856
  Payments on note payable to bank........................    (16,325)       (14,498)       (11,316)
  Other...................................................         60             45             65
                                                             --------       --------       --------
          Net cash provided by financing activities.......         60         53,696         19,037
                                                             --------       --------       --------
Increase in cash and cash equivalents, net................      1,389          5,897            270
Cash and cash equivalents, beginning of period............      7,205          1,308          1,038
                                                             --------       --------       --------
Cash and cash equivalents, end of period..................   $  8,594       $  7,205       $  1,308
                                                             ========       ========       ========
Supplemental disclosures:
  Cash paid for interest..................................   $     92       $    302       $     82
  Cash paid for income taxes..............................   $     --       $     --       $     --

   The accompanying notes are an integral part of these financial statements.

                             GARDEN BOTANIKA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 1998

 1. ORGANIZATION

     Garden Botanika, Inc. (the "Company") was incorporated in the State of Washington in October 1989. The Company produces and markets proprietary, botanically based personal care products. These products are sold at retail in a chain of Company-owned and -operated specialty retail stores. As of January 31, 1998, Garden Botanika operated 280 retail locations in 41 states.

     On October 30, 1995, in order to establish its initial in-house research and development, quality control and manufacturing capabilities, the Company purchased the principal assets of Innovative Biosciences Corporation of Oceanside, California ("IBC"). IBC was in the business of formulating, manufacturing and selling personal care products, including a number of such products formulated and manufactured for the Company. The purchase price paid for IBC's principal assets was approximately $156,000, which was paid in cash and shares of the Company's Common Stock. The acquisition was accounted for as a purchase and the operations of IBC have been included in the results of operations beginning October 31, 1995.

     The Company has only a limited operating history, and over 45% of its 280 stores had been open for less than 24 months at January 31, 1998. In addition, the Company has announced plans to close approximately 12 stores during 1998. The Company's future operations are subject to risks inherent in an emerging business. The principal risk factors relate to the ability of the Company to increase comparable store sales and achieve profitability in its highly competitive environment, develop alternate channels of distribution, increase brand awareness and maintain sufficient capital to fund operations and introduce new products.

     The Company has incurred net losses of $1.66 million, $4.93 million and $15.58 million in fiscal 1995, 1996 and 1997, and has accumulated a deficit of $29.64 million since inception. There can be no assurance that the Company will generate profits in future periods. The Company's future operating results will depend upon a number of factors, particularly the performance of its stores, the level of competition, and the Company's ability to cost-effectively close or restructure the rent of some of its most unprofitable stores and its success in identifying and responding to emerging trends in the personal care products industry.

     The Company expects to incur losses during the first three quarters of fiscal 1998 and will need to borrow under a line of credit to finance its inventory build-up and increased operating costs prior to the holiday season. As discussed in Note 5, the Company received a commitment letter from a lender for a line of credit up to $10.00 million. The Company and the lender are in the process of completing a formal agreement. There can be no assurance that the agreement will be completed or that it will provide the Company with adequate funding for the next fiscal year. These factors, when considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     The Company's 52/53-week fiscal year ends on the Saturday nearest the end of January. Fiscal 1995 (ended February 3, 1996) was a 53-week year.

  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well

                             GARDEN BOTANIKA, INC.

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

  Short-Term Investments

     Short-term investments include highly liquid investments in United States government obligations and other investment vehicles which have maturities of more than 90 days at the date of purchase. The Company's policy is to classify these items as short-term investments rather than cash equivalents if they are to be held to maturity or are restricted by agreement.

  Inventory

     Inventory is recorded at the lower of weighted average cost or net realizable value.

  Advertising

     The Company expenses the production cost of advertising the first time the advertising takes place, except for the costs of direct response advertising, which are capitalized and amortized over the expected period of future benefit. Direct response advertising consists primarily of catalog advertising expenses. The capitalized costs of such advertising are amortized over a maximum of 13 weeks following initial distribution of mail-order catalogs, based on historical direct response revenue flows. Under this policy, as of January 31, 1998 and February 1, 1997, respectively, $200,000 and $1.27 million of advertising was reported as assets. Advertising expense was $7.93 million, $9.57 million and $3.34 million in fiscal years 1997, 1996 and 1995, respectively.

  Property and Equipment

     Property and equipment are stated at cost and include the costs of acquiring new store leases and leasehold improvements. Depreciation of equipment under capital leases, furniture and fixtures is provided using the straight-line method over estimated useful lives ranging from five to seven years. The costs of acquiring new store leases and the costs of leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the useful lives of the assets. Leasehold acquisition costs capitalized in fiscal years 1997, 1996 and 1995 were $219,000, $1.13 million and $754,000, respectively. Depreciation and amortization expense was $7.87 million, $5.15 million and $2.91 million, for fiscal years 1997, 1996 and 1995, respectively.

     In February 1998, the Company announced its intention to close approximately 12 under-performing stores during the coming year. A charge of $3.20 million was recorded as of January 31, 1998 to cover estimated asset writeoffs and closure expenses. Of this amount, $1.89 million reduced property and equipment, while the remaining $1.31 million is shown as a reserve for store closing expenses to be incurred in future months.

                             GARDEN BOTANIKA, INC.

     At the conclusion of the 1997 holiday season, the Company reviewed the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, a charge of $2.60 million was recorded at the end of the fourth quarter to recognize potential impairment of long-lived assets at 26 stores not previously identified for closure. This amount reduced property and equipment. All stores opened prior to fiscal 1997 were included in the impairment review, which then concentrated on the approximately 100 stores, opened primarily during fiscal 1996, with negative fiscal 1997 store level contribution margin. The initial evaluation identified 26 stores, exclusive of the 12 previously identified for closure, whose net book value at January 31, 1998 exceeded the undiscounted cash flow expected to be produced over their remaining lease terms. An impairment charge was recorded for each of these 26 stores equal to the difference between its current net book value and the estimated fair value of those assets as measured by the discounted cash flow expected to be produced over the remaining lease term.

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

 Earnings per Common and Common Share Equivalent; Adoption of Financial Accounting Standards Board Statement No. 128

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This pronouncement established new standards for computing and presenting earnings per share for entities with publicly held common stock. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997. The adoption did not have a significant effect on the Company's earnings per share.

     For each of fiscal years 1997, 1996 and 1995, outstanding stock options and warrants to purchase common stock were excluded from the annual earnings per share calculation because their effect would have been anti-dilutive. The number of "in the money" options and warrants thus excluded from the earnings per share calculation was 25,424 in 1997, 440,953 on a full-year equivalent basis in 1996 and 267,994 on a full-year equivalent basis in 1995.

  Reclassifications

     Certain reclassifications have been reflected in the financial statements in order to conform prior years to the current year presentation.

                             GARDEN BOTANIKA, INC.

 3. INVENTORIES

     Inventories at fiscal year-end were composed of the following (in thousands):

                                                            1997       1996
                                                           -------    -------
Finished products held for sale..........................  $16,498    $12,814
Raw materials and components.............................    7,249      6,126
                                                           -------    -------
  Total inventories......................................  $23,747    $18,940
                                                           =======    =======

 4. LEASES

     The Company is obligated under non-cancelable operating leases for its retail store outlets. Lease terms range from five to 12 years with options to renew at varying terms. The leases generally provide for contingent payments based upon a percentage of sales. Contingent payments were $184,000, $218,000 and $184,000, and rent expense was $14.99 million, $10.46 million and $5.68 million for fiscal years 1997, 1996 and 1995, respectively.

     Future minimum rental payments under operating leases are (in thousands):

FISCAL YEAR                                                    AMOUNT
-----------                                                   --------
1998........................................................  $ 14,470
1999........................................................    14,706
2000........................................................    14,989
2001........................................................    15,167
2002........................................................    15,138
Thereafter..................................................    48,072
                                                              --------
          Total future minimum rental payments..............  $122,542
                                                              ========

     The Company has announced its intention to close approximately 12 stores during fiscal 1998, and closed the first of these stores in February. The store closure process, which will involve negotiation with landlords regarding individual properties, may result in changes to the future minimum rental commitments shown above.

 5. LINE OF CREDIT

     The Company's existing $5.00 million credit line with U.S. Bank expires on May 31, 1998. There were no borrowings under this line at January 31, 1998, nor have there been any subsequent borrowings as of April 27, 1998. The Company was in violation of the $75.00 million tangible net worth covenant of the credit agreement at January 31, 1998. U.S. Bank has indicated its willingness to provide the Company with a forbearance letter stating that it will not take any action with respect to the Company's violation. However, U.S. Bank will not permit further borrowings until that violation is cured, and there is no present likelihood that this will occur or that borrowing will be necessary prior to expiration of the line.

     On April 2, 1998, the Company received a commitment letter from Foothill Capital Corporation, under which Foothill agrees, subject to certain financial conditions and the satisfactory completion of loan documentation, to provide the Company with a three-year, $10.00 million revolving line of credit for general corporate purposes. Credit available under the Foothill line at any time during this period would generally be a variable percentage (ranging from 55% to 65%) of eligible finished goods inventory. This line, which would be secured by the assets of the Company, would bear interest at prime plus 0.5%, with a LIBOR rate available on certain borrowings at the Company's option. The minimum interest rate on any borrowings under the line would be 7.00%. As a result of negotiations since April 2, 1998, in order to access the Foothill credit line, the

                             GARDEN BOTANIKA, INC.

Company would be required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that would vary from quarter to quarter. Future capital expenditures, including those for store expansion, would be limited in accordance with the Company's business plan. The Company's Board of Directors has authorized management to proceed with negotiations for the Foothill credit line on the terms proposed.

     During fiscal years 1997, 1996 and 1995, the Company incurred interest expense of $92,000, $321,000 and $105,000, respectively.

 6. INCOME TAXES

     The components of the Company's deferred tax accounts at fiscal year-end, assuming a 35% statutory tax rate, were as follows (in thousands):

                                                            1997       1996
                                                          --------    -------
Net operating loss carryforward.........................  $  8,180    $ 3,632
Depreciation............................................    (1,456)      (620)
Inventory...............................................       870        813
Deferred rent...........................................     1,020        691
Reserves not currently deductible.......................     2,503        473
Other...................................................       226         87
Valuation allowance.....................................   (11,343)    (5,076)
                                                          --------    -------
          Net deferred taxes............................  $     --    $    --
                                                          ========    =======

     The Company has established a valuation allowance because the net deferred tax asset does not meet the recognition criteria established by SFAS No. 109. Deferred state taxes have not been disclosed, as amounts are not material.

     The Company's net operating loss carryforward begins to expire in 2005. Of the $8.18 million carryforward benefit at January 31, 1998, $6.31 million is subject to a usage limitation of $425,000 per year.

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

  Stock Compensation Plans

     At January 31, 1998, the Company had two stock-based compensation plans (the 1992 Plan and the 1996 Plan, each as described below). The Company had also made an option grant outside these plans (the "IBC Options" as described below). The Company applies Accounting Principles Board Opinion No. 25 in accounting for these fixed stock option plans and the non-plan grant. Accordingly, with the exception of the IBC Options (which were granted at an exercise price below the current market value, thereby requiring recognition of compensation expense as described below), no related compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for options awarded under the 1992 Plan, the 1996 Plan and the IBC Options, consistent with the method of SFAS No. 123, the

                             GARDEN BOTANIKA, INC.

Company's fiscal 1997 and 1996 reported net losses and basic losses per share would have been increased to the amounts indicated below:

                                                                    1997       1996
                                                                  --------    -------
Net loss (in thousands)........  As reported....................  $(15,580)   $(4,933)
                                 Pro forma SFAS No. 123.........  $(17,427)   $(5,751)
Basic loss per share...........  As reported....................  $  (2.20)   $ (0.80)
                                 Pro forma SFAS No. 123.........  $  (2.47)   $ (0.94)

     As specified by SFAS No. 123, the fair value of each fiscal 1995 and subsequent option grant was estimated, by optionee group, as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                         1997                  1996
                                                  ------------------    ------------------
Risk-free interest rate.........................    6.35% to 6.44%        5.88% to 6.41%
Expected life...................................  6 years to 8 years    6 years to 8 years
Dividend rate...................................          0%                    0%
Expected volatility.............................         90%                   80%

     The Company's two fixed stock option plans are: (i) the 1992 Combined Incentive and Non-Qualified Stock Option Plan (the "1992 Plan") and (ii) the 1996 Directors' Non-Qualified Stock Option Plan (the "1996 Plan"). Under the terms of the 1992 Plan, as amended at the 1997 Annual Meeting of Shareholders, incentive or non-qualified stock options to purchase 1,089,038 shares of the Company's Common Stock may be granted to employees, directors, consultants and independent contractors of the Company. The exercise price of incentive stock options may not be less than 100% of fair market value at the date of grant, while the exercise price of non-qualified stock options may be greater than or less than fair market value. All options outstanding at January 31, 1998 vest on schedules of four to five years and terminate after 10 years and two days. At that date, 247,279 shares were available for future grant under the amended 1992 Plan.

     Under the terms of the 1996 Plan, non-qualified stock options to purchase 63,561 shares of the Company's Common Stock may be granted to members of the Company's board of directors. The 1996 Plan provides that each non-employee director of the Company will automatically be granted an option to purchase 1,271 shares of Common Stock upon election or appointment to the board of directors and thereafter at each annual meeting of the board of directors for so long as the individual continues to serve as a director of the Company. The exercise price of these options must equal the fair market value of the Company's Common Stock at the date of grant. Options granted under the 1996 Plan vest monthly over a one-year period and terminate after 10 years and two days. At January 31, 1998, 58,054 shares were available for future grant under the 1996 Plan.

     As part of the agreement for the 1995 purchase of IBC, an owner of IBC became Vice President - Research and Product Development of the Company. In connection with his employment, this individual was granted options to purchase 25,424 shares of the Company's Common Stock at an exercise price of $1.97 per share (the "IBC Options"). In connection with the issuance of these options, the Company recorded $300,000 of deferred compensation expense, which is being amortized over the five-year option vesting period. The IBC Options terminate after 10 years and two days. At January 31, 1998, 11,439 of these options were exercisable.

                             GARDEN BOTANIKA, INC.

     A summary of the transactions and balances relating to the Company's two fixed stock option plans (the 1992 Plan and the 1996 Plan) during fiscal years 1997, 1996 and 1995 is presented below:

                                            1997                  1996                  1995
                                    --------------------   -------------------   -------------------
                                                EXERCISE              EXERCISE              EXERCISE
                                     SHARES     PRICE(1)    SHARES    PRICE(1)    SHARES    PRICE(1)
                                    ---------   --------   --------   --------   --------   --------
Outstanding, beginning of year....    273,333    $11.16     268,581    $11.52     131,950    $ 9.28
Previously granted options brought
  under 1992 Plan by shareholder
  approval........................    447,735    $ 8.63
Granted...........................    283,223    $ 6.13      25,000    $ 7.88     145,210    $13.51
Exercised.........................                           (2,156)   $11.45      (2,342)   $ 8.43
Canceled..........................   (164,573)   $ 8.61     (18,092)   $11.84      (6,237)   $11.73
                                    ---------              --------              --------
Outstanding, end of year..........    839,718    $ 8.61     273,333    $11.16     268,581    $11.52
                                    =========              ========              ========
Exercisable, end of year..........    225,503               104,105                55,386
Weighted average fair value of
  options granted during year.....  $    5.03              $   6.33              $  11.06

---------------
(1) Weighted average

     The following table summarizes information regarding all fixed stock options outstanding at January 31, 1998:

                        OPTIONS OUTSTANDING
                 ----------------------------------   OPTIONS EXERCISABLE
   RANGE OF                  REMAINING                -------------------
   EXERCISE                 CONTRACTUAL    EXERCISE              EXERCISE
    PRICES       NUMBER       LIFE(1)      PRICE(1)   NUMBER     PRICE(1)
   --------      -------    -----------    --------   -------    --------
     $1.97        25,424     7.7 years      $ 1.97     11,439     $ 1.97
$6.13 to $9.83   729,795     8.4 years      $ 7.84    181,092     $ 8.78
    $13.77       109,923     7.1 years      $13.77     44,411     $13.77
                 -------                              -------
$1.97 to $13.77  865,142     8.2 years      $ 8.42    236,942     $ 9.38
                 =======                              =======

---------------
(1) Weighted average

  Warrants

     In connection with the issuance of certain shares of Convertible Preferred Stock, the Company's investment advisor received warrants to purchase 23,724 shares of Common Stock at $9.83 per share. These warrants expire in 1998.

 8. RELATED PARTY TRANSACTIONS

     Approximately 12%, 11% and 12% of merchandise purchases during fiscal years 1997, 1996 and 1995, respectively, were from a supplier whose president is a director of the Company. As of January 31, 1998 and February 1, 1997, respectively, $656,000 and $698,000 payable to this supplier was included in accounts payable on the balance sheet.

                             GARDEN BOTANIKA, INC.

 9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      WEIGHTED       BASIC
                                                            NET        AVERAGE      EARNINGS
                                  NET         GROSS       INCOME       COMMON      (LOSS) PER
                                SALES(1)    MARGIN(1)    (LOSS)(1)    SHARES(1)     Share(2)
                                --------    ---------    ---------    ---------    ----------
FISCAL 1997
First quarter.................  $23,918      $ 8,736      $(3,225)      7,069        $(0.46)
Second quarter................  $24,873      $ 8,075      $(4,162)      7,069        $(0.59)
Third quarter.................  $21,284      $ 5,695      $(5,918)      7,069        $(0.84)
Fourth quarter................  $44,516      $18,239      $(2,275)      7,069        $(0.32)
FISCAL 1996
First quarter.................  $16,647      $ 7,046      $(2,685)      3,963        $(0.68)
Second quarter................  $16,916      $ 6,793      $(1,987)      6,487        $(0.31)
Third quarter.................  $17,681      $ 6,633      $(3,780)      7,067        $(0.53)
Fourth quarter................  $41,221      $19,442      $ 3,519       7,067        $ 0.50
FISCAL 1995
First quarter.................  $ 9,532      $ 4,084      $  (827)      3,682        $(0.22)
Second quarter................  $10,138      $ 4,212      $  (836)      3,683        $(0.23)
Third quarter.................  $10,671      $ 4,170      $(1,986)      3,683        $(0.54)
Fourth quarter................  $24,998      $11,425      $ 1,985       3,963        $ 0.50

---------------
(1) In thousands.

(2) Interim per share amounts may not accumulate to annual amounts.

     During the past three fiscal years, the Company has only been profitable in two fiscal quarters. In the fourth quarter of fiscal 1996, diluted weighted average common shares and earnings per weighted average common share were 7.14 million and $0.49, respectively. In the fourth quarter of fiscal 1995, the comparable amounts were 4.05 million weighted average common shares and $0.49 per share, respectively.

                                    EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.3*       Eighth Restated Articles of Incorporation.
3.4*       Amended and Restated Bylaws.
4.1*       Specimen Common Stock Certificate.
4.2        See Articles 4.2, 5 and 6 of Exhibit 3.1 and Articles 3 and
           7 of Exhibit 3.4 which confirm certain rights of holders of
           Common Stock.
10.1*      Employment Agreement by and between Garden Botanika, Inc.
           (formerly known as American Body Care, Inc.) and Michael
           Luce, dated January 1, 1990.
10.2*      Employment Agreement by and between Garden Botanika, Inc.
           and Jeffrey Mason, dated November 18, 1994.
10.3*      Hardware Purchase and Software License Agreement by and
           between Garden Botanika, Inc. (formerly known as American
           Body Care, Inc.) and STS Systems, Ltd., dated June 22, 1990.
10.3A*     Addendum 65 to Hardware Purchase and Software License
           Agreement by and between Garden Botanika, Inc. and STS
           Systems, Ltd., dated June 22, 1990.
10.4*      Equipment Maintenance Agreement by and between Garden
           Botanika, Inc. (formerly known as American Body Care, Inc.)
           and STS Systems, Ltd. dated June 22, 1990.
10.5*      Software Maintenance Agreement by and between Garden
           Botanika, Inc. (formerly known as American Body Care, Inc.)
           and STS Systems, Ltd., dated June 22, 1990.
10.6*      Credit Agreement by and among U.S. Bank of Washington,
           National Association and Garden Botanika, Inc. and Garden
           Botanika Direct, Inc., dated November 30, 1995.
10.7*      Revolving Note in the amount of $5,000,000 dated November
           30, 1995 in favor of U.S. Bank of Washington, National
           Association.
10.8*      Bridge Note in the amount of $4,000,000 dated November 30,
           1995 in favor of U.S. Bank of Washington, National
           Association.
10.9*      Security Agreement dated November 30, 1995 by and between
           Garden Botanika, Inc. and U.S. Bank of Washington, National
           Association.
10.10*     Distribution Agreement by and between Garden Botanika, Inc.
           and Essential Amenities, Inc., dated November 2, 1995.
10.11*     Corporate Headquarters lease agreement by and between
           Westpark "P" Limited Partnership and Garden Botanika, Inc.,
           dated October 8, 1992, as amended.
10.12*     Corporate Headquarters expansion lease agreement by and
           between Teachers Insurance & Annuity Association and Garden
           Botanika, Inc., dated September 27, 1995.
10.13*     Ontario Distribution Facility lease agreement by and between
           Grumet-Goodrich Corporation and Garden Botanika, Inc., dated
           December 16, 1992.
10.14*     Fontana Distribution Facility lease agreement by and between the Tuffli Company and Garden Botanika, Inc., dated June 29,
           1995.
10.15*     Garden Botanika, Inc. 1992 Combined Incentive and
           Nonqualified Stock Option Plan (as amended through October
           30, 1995).
10.16*     1996 Directors' Nonqualified Stock Option Plan.
10.17*     Stock Option Agreement and Payment Obligation by and between
           Garden Botanika, Inc. and Jeffrey Mason, dated January 4,
           1995.
10.18*     Option and Severance Agreement by and between Garden
           Botanika, Inc. and John Garruto, dated October 30, 1995.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.19*     Warrant to Purchase 1,740 Shares of Common Stock, dated
           September 20, 1993, held by DLJ First ESC L.L.C.
10.20*     Warrant to Purchase 166 Shares of Common Stock, dated
           September 20, 1993, held by DLJ Capital Corporation.
10.21*     Warrant to Purchase 21,817 Shares of Common Stock, dated
           September 20, 1993, held by DLJ Capital Corporation.
10.22*     Asset Purchase and Sale Agreement by and among Garden
           Botanika, Inc., Innovative Biosciences Corporation and its
           Shareholders, dated September 19, 1995, as amended by
           Amendment Number 1 to Asset Purchase and Sale Agreement
           dated October 30, 1995.
10.23*     Amended and Restated Investors Rights Agreement, by and
           among certain Investors and Garden Botanika, Inc., dated
           November 1, 1995, as amended.
10.24*     Standard Industrial Lease, between William D. Vogel and
           Garden Botanika, Inc., dated February 21, 1996.
10.24A**   Form of Standard Industrial Lease, between William D. Vogel and Garden Botanika, Inc., dated April 14, 1997.
10.25*     Corporate Headquarters Expansion Lease Agreement by and
           between Persis Corporation and Garden Botanika, Inc., dated
           March 29, 1996.
10.26*     U.S. Bank waiver letter, dated March 27, 1996.
10.27*     U.S. Bank borrowing base amendment letter, dated April 11,
           1996.
10.28*     Letter of Understanding to Purchase by Garden Botanika from
           Momentis of System Development and Maintenance Services
           dated March 28, 1996.
10.29      Distribution Agreement with Hunter Packaging Ltd. dated
           October 20, 1997
10.30      License and Distribution Agreement with Hunter Packaging
           Ltd. dated March 19, 1998
10.31      Commitment Letter with Foothill Capital Corporation dated
           April 2, 1998, as amended
11         Calculation of Earnings Per Common and Common Equivalent
           Share
23.1       Consent of Independent Auditor.
27.1       Financial Data Schedule
99.1*      Donaldson, Lufkin & Jenrette Securities Corporation question and answer materials and related documents.

---------------
 * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-1744) as declared effective May 22, 1996.

** Incorporated by reference to exhibits filed with Registrant's Report on Form
   10-K for fiscal 1996, as filed April 18, 1997.