Form 10-K/A
period 1998-01-31
GARDEN BOTANIKA INC
filed 1998-05-29
CIK 892335

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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


     The Registrant had 7,069,098 shares of Common Stock, $0.01 par value, outstanding at April 27, 1998.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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


     Dependence on Line of Credit; Limited Resources. Like many mall-based specialty retailers, the Company experiences substantial seasonal fluctuations in its sales and operating results, with its largest sales volumes in the months of November and December. The Company currently expects to incur losses during the first three quarters of 1998 and will need to borrow under a line of credit to finance its inventory build-up and increasing operating costs prior to the holiday season. On April 29, 1998, the Company received a new credit facility from Foothill Capital Corporation under which Foothill has agreed to provide the Company with a three-year $10.00 million revolving line of credit, subject to certain operating covenants and financial conditions. There can be no assurance, however, that this facility will provide the Company with adequate funding. The most recent report of the Company's independent public accountants was qualified with the assumption that the Company will continue as a going concern and noted matters, primarily relating to the uncertainty of adequate funding, that may raise substantial doubt as to the Company's ability to continue as a going concern. Limitations on the Company's borrowing ability and access to funding generally may also limit the Company's ability to pursue certain business initiatives that it might otherwise undertake in an effort to increase sales. The Company's limited resources, and increases in the amount or ages of accounts payable, may also cause vendors to restrict its use of vendor credit terms, generally 30 to 60 days, to finance merchandise inventory costs. The Company's potential inability to avail itself of an adequate, meaningful line of credit and/or use vendor credit terms could have a substantial adverse impact on the Company's financial condition.


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


     On April 29, 1998, the Company received a new credit facility from Foothill Capital Corporation ("Foothill"), under which Foothill has agreed, subject to certain financial conditions, to provide the Company with a three-year, $10.00 million revolving line of credit for general corporate purposes. Credit available under the Foothill line at any time during this period is generally a variable percentage (ranging from 55% to 65%) of eligible finished goods inventory. This line, which is secured by the assets of the Company, bears interest at prime plus 0.5%, with a LIBOR rate available on certain borrowings, at the Company's option. The minimum interest rate on any borrowings under the line is 7.00%. In order to access the Foothill credit line, the Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from quarter to quarter. Future capital expenditures, including those for store expansion, are limited in accordance with a business plan to be approved by Foothill.


  Future Cash Flow Plans and Expectations


     The Company's future plans call for the opening of one new store in fiscal 1998, which has already occurred, and anticipates total capital expenditures of approximately $2.60 million, based on the one planned store opening, certain store remodels and updates to existing stores, and improvements to existing distribution, manufacturing and central office facilities that support operations. They Company's average net capital expenditure for the 27 new stores opened in fiscal 1997 was approximately $305,000 per store, after deducting the construction allowances paid by lessors. The average Preopening Expense for each of these stores was approximately $10,000. In addition, other working capital requirements, consisting primarily of the purchase of inventory, averaged approximately $41,500 per store. On an ongoing basis, the Company expects to continue to be able to finance a portion of its merchandise inventory costs by using vendor credit terms, generally ranging from 30 to 60 days. In addition to such vendor financing, subject to its meeting certain financial conditions, the Company may finance 55% to 65% of its inventory under the terms its credit line with Foothill.



     The Company believes that its cash balance at the end of fiscal 1997, combined with its cash flow from operations and borrowings under its new credit facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1998. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company may be required to seek additional sources of funds to support its ongoing operations in fiscal 1998, and there can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could impair its future business, financial condition and operating results.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The Company's directors and executive officers are as follows:





         NAME             AGE                            POSITION
         ----             ---                            --------
Jeffrey H. Brotman        55         Chairman of the Board and Secretary
Michael W. Luce           47         Director, President and Chief Executive Officer
Arlee J. Jensen           49         Senior Vice President - Merchandising and
                                     Marketing
Susan M. Detmer           43         Vice President - Brand Development
John A. Garruto           45         Vice President - Research and Product Development
Jeffrey M. Hare           33         Vice President - Distribution Services
George W. Newman          49         Vice President - Controller
Susan M. Walker           38         Vice President - Stores
Gerald R. Gallagher       57         Director
William B. Randall        77         Director
Dale J. Vogel             53         Director



     Jeffrey H. Brotman is a co-founder of the Company and has served as Chairman of the Board and Secretary since 1990. Mr. Brotman is also a founder and currently Chairman of the Board of Costco Wholesale, a warehouse-format discount retailer ("Costco"). In addition, Mr. Brotman is a director of Starbucks Corporation and The Sweet Factory. Mr. Brotman also serves as a Trustee of the University of Washington Medical Center, the Seattle Foundation and The Seattle Art Museum. Mr. Brotman also serves on the Advisory Board of Seafirst Bank.



     Michael W. Luce is a co-founder of the Company and has served as a director and its President and Chief Executive Officer since its formation in 1989. Prior to founding Garden Botanika, Mr. Luce was President and Chief Operating Office of Eddie Bauer Company ("Eddie Bauer"), an outdoor clothing retailer, until it was acquired by Spiegel, Inc. in 1988. From 1984 to 1988, before becoming its President, Mr. Luce held various positions in the store and mail-order divisions of Eddie Bauer, including General Merchandise Manager and Vice President of Marketing. Prior to joining Eddie Bauer, Mr. Luce was employed for nine years at the Meier and Frank Company, a Portland, Oregon-based department store chain and a division of May Company, where, among other positions, he served as a Divisional Vice President. Mr. Luce graduated from Harvard University and obtained a Masters of Business Administration degree from the Amos Tuck School of Dartmouth College.


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


     Gerald R. Gallagher has been a director of the Company since 1991. Since April 1987, Mr. Gallagher has been a general partner of Oak Investment Partners, a venture capital partnership. For more than 25 years, he has been involved with the retail industry, holding positions as a research analyst, manager and venture capitalist. Before joining Oak Investment Partners, Mr. Gallagher was Vice Chairman of Dayton Hudson Corporation where, for ten years, he served in both operating and staff positions. From 1969 to 1977, Mr. Gallagher was the retail company research analyst at Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Gallagher is also a director of ten private retail and restaurant companies.



     William B. Randall has been a director of the Company since 1990. Mr. Randall founded Randall International in 1989 and has been its President and Chief Executive Officer since its inception. Randall International is engaged in manufacturing and packaging personal care products for private spas, resorts and hotels, and manufactures certain products for Garden Botanika in accordance with the Company's specifications. From 1974 to 1986, Mr. Randall was President of La Costa Products International, which created and manufactured numerous body care products under the "La Costa Spa" brand. Prior to that, Mr. Randall was President and the founder of Renauld Incorporated, a maker of fashion sunglasses, and Sea and Ski Company, a marketer of sun protection products.



     Dale J. Vogel has been a director of the Company since 1991. Mr. Vogel has been a general partner with U.S. Venture Partners since 1990. From 1984 to 1990, Mr. Vogel was a general partner of Norwest Venture Capital and, from 1980 to 1984, President of K2 Corporation, a privately held ski company. Mr. Vogel was President of JanSport, a sporting goods apparel manufacturer, from 1979 to 1980. Mr. Vogel is also a director of Leeann Chinn, Inc. and Cucina, Cucina, Inc., both of which are restaurant companies, as well as Chronology Corporation, a company providing software for electronic design automation, and Portable Software, Inc., an expense-tracking software company.



THE BOARD OF DIRECTORS



     The Board of Directors consists of three classes, each with either one or two members. At the 1997 Annual Meeting of Shareholders, the directors in Class 1 were elected for a one-year term, the directors in Class 2 were elected for a two-year term, and the directors in Class 3 were elected for a three-year term. At each subsequent annual meeting of shareholders, directors elected to succeed those directors whose terms expire will each be elected for a three-year term of office, so that directors will hold office for staggered terms of three years and until their successors are elected and qualified.



     The Company's Board of Directors is authorized to set the number of directors, so long as the number is not less than three nor more than nine, and so long as any reduction in the number of members does not have the effect of shortening the term of an incumbent director. After the resignation of one of the directors in Class 1, the number of members on the Board of Directors is currently set at five.



  Further Information Concerning the Board Of Directors



     The Board of Directors held eight meetings during fiscal year 1997. The Company has established two standing committees of the Board of Directors, an Audit Committee and a Compensation Committee, and does not have a standing Nominating Committee.



     The purpose of the Audit Committee is to review the functions of the Company's management and independent auditors pertaining to the Company's financial statements and perform such other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors. The Audit Committee held three meetings during fiscal year 1997. Messrs. Brotman and Vogel are the members of the Audit Committee.



     The purpose of the Compensation Committee is to determine officer and director compensation and administer the Company's 1992 Combined Incentive and Nonqualified Stock Option Plan (the "Employee Plan"). The Compensation Committee held two meetings during fiscal year 1997. Messrs. Brotman, Gallagher and Vogel are the members of the Compensation Committee.



     All directors attended 75% or more of the aggregate number of Board meetings and committee meetings on which they served.



  Directors' Compensation and Benefits



     Nonemployee directors of the Company are reimbursed for reasonable out-of-pocket expenses in connection with their travel to and attendance at Board of Directors meetings. Under the terms of the 1996 Directors' Nonqualified Stock Option Plan (the "Directors Plan"), each nonemployee director will receive an automatic grant of an option to purchase 1,271 shares of Common Stock upon his or her election or appointment to the Board of Directors and thereafter at each Annual Meeting of the Board of Directors for as long as the individual continues to serve as a director of the Company. The exercise price of options granted under the Directors' Plan must equal the fair market value of the Common Stock on the date of grant. Options will vest at the rate of one-twelfth per month so that each year's options are fully vested at the end of one year.



     The Annual Meeting of the Board of Directors for fiscal 1998 is scheduled to be held following the Annual Meeting of Shareholders, at which time the Company expects options to purchase an aggregate of 6,355 shares will be granted to current directors. To date, 7,626 options have been granted under the Directors' Plan.

ITEM 11. EXECUTIVE COMPENSATION



     The following Summary Compensation Table shows compensation information for the Company's Chief Executive Officer and the four most highly paid executive officers of the Company other than the Chief Executive Officer who were serving as executive officers at the end of the year ending January 31, 1998 (collectively referred to as "the Named Officers") for the indicated calendar years.



SUMMARY COMPENSATION TABLE



                                                                            LONG-TERM
                                                                       COMPENSATION AWARDS
                                           ANNUAL COMPENSATION             SECURITIES
                                     -------------------------------       UNDERLYING         ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR    SALARY ($)    BONUS ($)       OPTIONS(#)        COMPENSATION
    ---------------------------      ----    ----------    ---------   -------------------   ------------
Michael W. Luce....................  1997     $260,729           --           57,778            $9,578(1)
  President and Chief Executive      1996     $253,076           --          120,580            $4,125(1)
  Officer                            1995     $216,923      $30,000           31,780            $2,032(1)
C. Michael Fisher (2)..............  1997     $188,323           --           21,600                --
  Senior Vice President --           1996     $180,750      $17,079           40,700                --
  Operations                         1995     $174,423      $40,820           19,067            $  240(1)
Arlee J. Jensen....................  1997     $184,005           --           20,800            $6,142(1)
  Senior Vice President --           1996     $178,272      $15,132           40,000            $2,527(1)
  Merchandising and Marketing        1995     $170,192      $36,094           19,067            $1,286(1)
Susan M. Detmer....................  1997     $157,041           --           17,200                --
  Vice President -- Brand            1996     $ 23,067(3)        --           25,000                --
  Development                        1995           --           --               --                --
John A. Garruto....................  1997     $132,675           --           10,300                --
  Vice President -- Research and     1996     $130,201      $ 7,448           29,300                --
  Development                        1995     $ 16,902(4)        --           25,424                --


---------------

(1) Represents term life insurance and medical insurance premiums.



(2) Mr. Fisher resigned his position with the Company effective March 1998.



(3) Ms. Detmer joined the Company during calendar year 1996. If Ms. Deter had been employed for the entire year at the same annual base salary rate, her annual salary would have been $150,000.



(4) Mr. Garruto joined the Company during calendar year 1995. If Mr. Garruto had been employed for the entire year at the same annual base salary rate, his annual salary would have been $130,000.



STOCK OPTIONS



  Option Grants in Fiscal Year 1997



     The following table provides information on option grants to the Named Officers in fiscal 1997. Individual grants are listed separately for each Named Officer. In addition, this table shows the potential gain that could be realized if the fair market value of the Company's Common Stock were to appreciate at either a 5% or 10% annual rate for the period of the option term.



                                        INDIVIDUAL GRANTS (1)                    POTENTIAL REALIZABLE VALUE AT
                         ----------------------------------------------------       ASSUMED ANNUAL RATES OF
                                         % OF TOTAL                               STOCK PRICE APPRECIATION FOR
                         SECURITIES      GRANTED TO                                     OPTION TERM (3)
                         UNDERLYING      EMPLOYEES      EXERCISE     EXPIRA-     ------------------------------
         NAME            OPTIONS (#)    IN 1997 (2)      PRICE      TION DATE         5%               10%
         ----            -----------    ------------    --------    ---------    ------------      ------------
Michael W. Luce            57,778          20.9%         $6.125      7/04/07       $228,967          $604,091
C. Michael Fisher (4)      21,600           7.8%         $6.125      7/04/07       $ 85,598          $225,836
Arlee J. Jensen            20,800           7.5%         $6.125      7/04/07       $ 82,428          $217,472
Susan M. Detmer            17,200           6.2%         $6.125      7/04/07       $ 68,161          $179,832
John A. Garruto            10,300           3.7%         $6.125      7/04/07       $ 40,818          $107,690

---------------


(1) All options were granted at fair market value at the date of grant. All options vest annually over a four-year period and expire after ten years and two days. See also "Employment Agreements and Change in Control Arrangements."



(2) Based on an aggregate of 276,868 shares subject to options granted to employees in the fiscal year ended January 31, 1998.



(3) The assumed rates of growth are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict or forecast future stock prices, nor do they reflect the Company's estimate of future stock price growth.



(4) Mr. Fisher resigned his position with the Company effective March 1998.



  1997 Fiscal Year-end Option Values



     The following table shows options the value of grants outstanding as of January 31, 1998 for each Named Officer. None of the Named Officers exercised options in 1997.



                                                              VALUE OF UNEXERCISED, IN-THE-
                                                                    MONEY OPTIONS (1)
                    NUMBER OF SECURITIES UNDERLYING OPTIONS   -----------------------------
                    ---------------------------------------   EXERCISABLE    UNEXERCISABLE
       NAME          EXERCISABLE (#)     UNEXERCISABLE (#)     ($ VALUE)       ($ VALUE)
       ----         -----------------   -------------------   ------------   --------------
Michael W. Luce           42,856              167,282             --             --
C. Michael Fisher         48,624               70,878             --             --
Arlee J. Jensen           35,738               64,784             --             --
Susan M. Detmer            5,000               37,200             --             --
John A. Garruto           18,764               46,260             --             --


---------------

(1) Calculation based on the spread between the closing sale price of $1.9375 per share of Common Stock on the last trading day before January 31, 1998 and the exercise price of the grants.



EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS



     The Company is a party to an employment agreement with Mr. Luce which provides for an annual base salary of $150,000 and pursuant to which the Company agreed, among other things, to review the level of Mr. Luce's compensation every six months and, with the proceeds of insurance (if any) on the life of Mr. Luce obtained by the Company, to repurchase Company stock owned by his estate in the event of his death at the "fair market value" of such stock, as determined by an appraisal. In addition, Mr. Luce agreed not to participate, while an employee of the Company and for a period of two years thereafter, in a business or enterprise that competes with the Company.



     In the event that Mr. Luce is terminated for any reason other than for cause, including termination in connection with a change of control of the Company, he is entitled to one year's salary, any benefits that would have accrued during such one-year period and any reimbursable out-of-pocket expenses incurred prior to termination. Mr. Luce forfeits such termination benefits in the event he breaches either the noncompete or confidentiality provisions of his employment agreement.



     The Company is a party to an Option and Severance Agreement with Mr. John
A. Garruto, the Company's Vice President of Research and Product Development, which provides for an annual base salary of $130,000. In addition, Mr. Garruto received stock options to purchase 25,424 shares of Common Stock at $1.97 per share, which options vest monthly over a five-year period for as long as Mr. Garruto is employed by the Company. These options were not granted under the Employee Plan. In the event Mr. Garruto is terminated without cause (as determined by the Company's Board of Directors), he will be entitled to severance payments equal to his then-current salary for nine months following the effective date of termination.



     In February 1998, the Board of Directors authorized a Retention Plan and granted certain key employees the right to earn two annual cash bonuses if they stay continuously employed by the Company for one and two years, respectively, following the date of the grant. On the first anniversary of the date of the grant, these employees would be given one-third of the total amount which they would be able to earn, and the remaining two-thirds would be given to these employees on the second anniversary, provided they remained continuously employed. In addition, the key employees would be entitled to receive the entire cash bonus in the event of a merger or sale of the Company's assets, if the successor company does not continue to offer the Retention Plan to these employees. Of the Named Officers, Ms. Jensen, Ms. Detmer and Mr. Garruto would each be able to earn, over two years, an amount equal to his or her full 1997 base salary. Neither Mr. Luce nor Mr. Fisher are participants in the Retention Plan.



     Under the Employee Plan, outstanding options vest, at the discretion of the Compensation Committee, upon the occurrence of certain transactions, including certain mergers and other business combinations involving the Company.



REPORT OF THE COMPENSATION COMMITTEE



     The Compensation Committee of the Board of Directors of the Company determined and administered the compensation of the Company's executive officers during fiscal 1997.



  Compensation Principles



     The Compensation Committee believes that a significant portion of executive compensation should be at risk, that performance should be rewarded, that the financial interests of executive officers should be aligned with shareholders through stock ownership, and that compensation should be competitive with others in the personal care products industry. We have structured compensation at Garden Botanika to meet these criteria.



     The Company's executive compensation program consists of three components:
(i) base salaries, (ii) short-term incentives in the form of annual cash bonuses, and (iii) long-term incentives in the form of stock options. At higher management levels, the mixture of components is weighted more heavily toward variable performance-based incentives. In developing its compensation program and setting compensation levels, the Company has consulted with compensation experts and reviewed prior years' compensation levels among comparable executives.



     Base salary levels are vital to the Company's ability to attract and retain qualified key officers. Increases in salary, if appropriate, are made on the basis of an annual performance rating of the individual. In formulating a performance rating, the Compensation Committee considers an individual's contribution to sales increases, operating efficiency, expense control, earnings and expansion. Qualitative factors, such as leadership ability, are also recognized.



     The purpose of annual cash bonus awards, which are paid after the fiscal year-end, is to provide a direct linkage between executive compensation and the Company's overall annual performance. At the beginning of each fiscal year, the Compensation Committee and the Board of Directors establish target annual financial performance levels for the Company. At the end of each fiscal year, the Compensation Committee and the Board of Directors rate the Company's prior year's performance based, in part, on its financial achievements (in relation to the target performance levels for that year) and, in part, on a variety of qualitative assessments. Based on the disappointing results produced by the Company in 1997, no executive cash bonuses were paid for that year.



     Stock option grants to executives constitute the long-term equity incentive component of the Company's compensation program, the purpose of which is to strengthen the link between the executive's compensation and the Company's long-term stock performance. Stock options are granted at the fair market value of the Company's Common Stock on the date of grant and expire after ten years and two days. The Compensation Committee determines the vesting schedule, which is generally in equal increments annually over the course of four or five years. In determining stock option awards, the Compensation Committee considers the executive's expected contributions toward meeting the Company's long-term strategic goals and grants of options in prior years.

  Chief Executive Officer Compensation



     During fiscal 1997, Garden Botanika's most highly compensated officer was Michael W. Luce, President and Chief Executive Officer of the Company since its inception in 1989. Mr. Luce's 1996 performance, which was the basis for setting the level of his compensation for fiscal 1997, was reviewed by the Compensation Committee and discussed with the Board of Directors and Mr. Luce. The Committee noted that, during fiscal 1996, the Company had increased its sales volume by approximately 67.1% and opened 101 stores, increasing its store base by approximately 66.4%. The Compensation Committee also noted, however, that the Company's comparable store sales increased only 7%, well below historical levels, and the Company needed to improve its performance in meeting certain financial targets, such as overall sales and store contribution margins. Against this background, Mr. Luce's annual salary for fiscal 1997 was not increased from the prior year, and no annual cash bonus for the year was awarded.



     The Compensation Committee also determined that equity-based incentive compensation should continue as a significant portion of Mr. Luce's total compensation so that the value ultimately realized by Mr. Luce would depend directly on the long-term performance of the Company and would be commensurate with the value realized by shareholders. In fiscal 1997, the Committee granted Mr. Luce a nonqualified stock option to purchase 57,778 shares of Common Stock.



  Internal Revenue Code Section 162



     Under Section 162 of the Internal Revenue Code of 1986, as amended (the "Code"), the federal income tax deduction for compensation paid to the Chief Executive Officer and the four most highly compensated other executive officers of publicly held corporations is limited to $1 million per officer per fiscal year, unless the compensation qualifies as "performance-based compensation" under Section 162(m) of the Code. The Compensation Committee is aware of this limitation and believes that no compensation paid by the Company during 1997 will exceed the $1 million limitation.



                                   Compensation Committee



                                   Jeffrey H. Brotman


                                   Gerald R. Gallagher


                                   Dale J. Vogel

STOCK PERFORMANCE GRAPH



     The following graph compares cumulative total shareholder return on the Common Stock since May 22, 1996, the date the Company's shares began trading on the Nasdaq National Market, with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Retail Trade Stocks Index over the same period. The comparison assumes $100 was invested on May 22, 1996 in the Common Stock and in each of the indices and assumes reinvestment of dividends, if any, since that date. The Company has not paid cash dividends on the Common Stock. Historic stock price is not indicative of future stock performance.



                                                          Nasdaq Stock
        Measurement Period          'Garden Botanika,     Market (U.S.)       Nasdaq Retail
      (Fiscal Year Covered)               Inc.'               Index         Trade Stocks Index
5/22/96                                    100                 100                 100
1/31/97                                     48                 111                  96
1/31/98                                     10                 131                 112



---------------


(1) Assumes $100 investment of May 22, 1996.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     During fiscal 1997, the following individuals (none of whom was or had been an employee of the Company) served on the Company's Compensation Committee:
Jeffrey H. Brotman, Gerald R. Gallagher and Dale J. Vogel. There were no interlocks with other companies within the meaning of the Commission's proxy rules during fiscal 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 4, 1998 by (i) each director;
(ii) the Named Officers; and (iii) all directors and executive officers of the Company as a group.



                                                          AMOUNT OF
                        NAME                         BENEFICIAL OWNERSHIP   PERCENTAGE
                        ----                         --------------------   ----------
Jeffrey H. Brotman (1)..............................       174,429             2.41%
Gerald R. Gallagher (2).............................       294,797             4.00%
Michael W. Luce (3).................................       196,498             2.70%
William B. Randall (4)..............................        15,286                *
Dale J. Vogel (5)...................................         9,018                *
C. Michael Fisher (6)...............................        75,217             1.05%
Arlee J. Jensen (7).................................        74,142             1.04%
Susan M. Detmer (8).................................         9,300                *
John A. Garruto (9).................................        28,039                *
All directors and executive officers as a group (12
  persons)..........................................       632,762             8.95%


---------------

 *  Less than one percent.



(1) Includes 22,336 shares of Common Stock held by Mr. Brotman's spouse; 28,564 shares held by the 1991 Brotman's Children's Trust, John Meisenbach TTE as to which Mr. Brotman disclaims beneficial ownership; and 10 shares held by Mr. Brotman's minor son as to which Mr. Brotman also disclaims beneficial ownership. Also includes 8,046 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 212 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.



(2) Represents 272,638 shares of Common Stock held by Oak Investment Partners IV, Limited Partnership and 15,808 shares of Common Stock held by Oak IV Affiliates Fund, Limited Partnership. Mr. Gallagher is a managing member of Oak Associates IV, L. L.C., which is the general partner of Oak Investment Partners IV, Limited Partnership. Mr. Gallagher has shared voting and investment power with respect to such shares but disclaims beneficial ownership. Also includes 6,139 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 212 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.



(3) Includes 5,084 shares of Common Stock held by certain family members of Mr. Luce for which Mr. Luce may be deemed a beneficial owner. Also includes 49,212 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 14,445 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.



(4) Includes 1,063 shares of Common Stock held by Southwest Securities, Inc. FBO William Randall IRA and 500 shares of Common Stock held by Mr. Randall's spouse. Also includes 8,046 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 212 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.



(5) Includes 667 shares of Common Stock held by Mr. Vogel's spouse and 6,139 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 212 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.



(6) Includes 67,420 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 7,464 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days. Mr. Fisher has resigned and is no longer employed by the Company.



(7) Includes 200 shares of Common Stock held by Ms. Jensen's spouse for the benefit of a minor child and 39,551 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 6,471 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.

(8) Consists of 5,000 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 4,300 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.



(9) Includes 20,460 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 3,423 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS



     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 5, 1998 by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock.



                                                  COMMON STOCK/AMOUNT
                                                       NATURE OF         PERCENT OF
              NAME AND ADDRESS(1)                BENEFICIAL OWNERSHIP      CLASS
              -------------------                ---------------------   ----------
BankAmerica Ventures(2)........................         699,908             9.9%
  950 Tower Lane, Suite 700
  Foster City, CA 94104
Dimensional Fund Advisors Inc.(3)..............         509,400             7.1%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Olympus Private Placement Fund, L.P.(4)........         378,577             5.4%
  One Station Place
  Stanford, CT 06902


---------------

(1) This table is based upon information supplied by officers, directors, principal shareholders and Schedules 13G filed with the Securities and Exchange Commission (the "Commission"). The Schedules 13G received by the Company were dated as early as February 6, 1998 and as late as February 9, 1998.



(2) Does not include 300 shares over which BankAmerica Corporation ("BAC"), the ultimate parent corporation of BankAmerica Ventures, has shared voting power due to the corporate relationships of lower-tier BAC subsidiaries.



(3) Includes 174,600 shares of Common Stock held by two open-end management investment companies, whose officers are also officers of Dimensional Fund Advisors Inc. All shares are owned by advisory clients of Dimensional Fund Advisors Inc., which disclaims beneficial ownership of such shares.



(4) Includes 22,000 shares of Common Stock held by Olympus Executive Fund, L.P.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Commission. Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.



     Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5 was required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1997, with the exception of Mr. Brotman, who filed a late Form 4 reporting a single transaction, and Mr. Hare, who filed a late Form 3 to report his becoming an executive officer of the Company. Apart from options granted under the Company's Employee Plan, Mr. Hare owned no securities of the Company and had no other transactions to report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Since its inception, the Company has acquired through arm's length transactions a significant portion of its finished personal care products, particularly in its Aromatics line, from Randall International, the President and majority shareholder of which, William B. Randall, is a member of the Company's Board of Directors. The cost of products purchased from Randall International by the Company in fiscal 1997 was approximately $5.3 million. These purchases represented approximately 12% of the Company's total purchases for such year.



     In the fourth quarter of fiscal 1997, the Company began to supply, on an experimental basis through arm's length transactions, selected specially priced Garden Botanika products for resale by Costco in certain of its membership warehouse stores. Jeffrey H. Brotman, a founder of Costco and currently its Chairman of the Board, is also a co-founder of the Company and has served as its Chairman of the Board and Secretary since 1990. Total sales by the Company to Costco in fiscal 1997 were not material. However, sales have continued in the first quarter of fiscal 1998 in the amount of approximately $556,000, and further sales to Costco may continue throughout fiscal 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
           Report of Arthur Andersen LLP, Independent Public
             Accountants...............................................  F-2
           Balance Sheets -- January 31, 1998 and February 1, 1997.....  F-3
           Statements of Operations -- For the fiscal years ended
             January 31, 1998, February 1, 1997 and February 3, 1996...  F-4
           Statements of Shareholders' Equity -- For the fiscal years ended January 31, 1998, February 1, 1997 and February 3,
             1996......................................................  F-5
           Statements of Cash Flows -- For the fiscal years ended
             January 31, 1998, February 1, 1997 and February 3, 1996...  F-6
           Notes to Financial Statements...............................  F-7
           Selected Quarterly Financial Data (Unaudited) -- For the
             fiscal years ended January 31, 1998, February 1, 1997 and
             February 3, 1996 -- See Note (9) of Notes to Financial
             Statements................................................  F-14


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 1998.


                                          GARDEN BOTANIKA, INC.

                                          By:      /s/ MICHAEL W. LUCE

                                            ------------------------------------
                                                      Michael W. Luce
                                               President and Chief Executive
                                                           Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 26, 1998, on behalf of the Registrant and in the capacities indicated.


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
10.19*     Warrant to Purchase 1,740 Shares of Common Stock, dated
           September 20, 1993, held by DLJ First ESC L.L.C.
10.20*     Warrant to Purchase 166 Shares of Common Stock, dated
           September 20, 1993, held by DLJ Capital Corporation.
10.21*     Warrant to Purchase 21,817 Shares of Common Stock, dated
           September 20, 1993, held by DLJ Capital Corporation.
10.22*     Asset Purchase and Sale Agreement by and among Garden
           Botanika, Inc., Innovative Biosciences Corporation and its
           Shareholders, dated September 19, 1995, as amended by
           Amendment Number 1 to Asset Purchase and Sale Agreement
           dated October 30, 1995.
10.23*     Amended and Restated Investors Rights Agreement, by and
           among certain Investors and Garden Botanika, Inc., dated
           November 1, 1995, as amended.
10.24*     Standard Industrial Lease, between William D. Vogel and
           Garden Botanika, Inc., dated February 21, 1996.
10.24A**   Form of Standard Industrial Lease, between William D. Vogel and Garden Botanika, Inc., dated April 14, 1997.
10.25*     Corporate Headquarters Expansion Lease Agreement by and
           between Persis Corporation and Garden Botanika, Inc., dated
           March 29, 1996.
10.26*     U.S. Bank waiver letter, dated March 27, 1996.
10.27*     U.S. Bank borrowing base amendment letter, dated April 11,
           1996.
10.28*     Letter of Understanding to Purchase by Garden Botanika from
           Momentis of System Development and Maintenance Services
           dated March 28, 1996.
10.29+     Distribution Agreement with Hunter Packaging Ltd. dated
           October 20, 1997
10.30+     License and Distribution Agreement with Hunter Packaging
           Ltd. dated March 19, 1998
10.31+     Commitment Letter with Foothill Capital Corporation dated
           April 2, 1998, as amended
10.32      Loan and Security Agreement with Foothill Capital
           Corporation dated as of April 29, 1998
11+        Calculation of Earnings Per Common and Common Equivalent
           Share
23.1       Consent of Independent Auditor.
27.1+      Financial Data Schedule
99.1*      Donaldson, Lufkin & Jenrette Securities Corporation question and answer materials and related documents.


---------------
 * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-1744) as declared effective May 22, 1996.


** Incorporated by reference to exhibits filed with Registrant's Report on Form
   10-K for fiscal 1996, as filed April 18, 1997.



+ Previously filed with Registrant's Report on Form 10-K for fiscal 1997, as filed May 1, 1998.