Form 10-Q
period 1998-05-02
GARDEN BOTANIKA INC
filed 1998-06-16
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED May 2, 1998

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES X     NO ___


THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT June 12, 1998.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                                                     PAGE
PART I -   FINANCIAL INFORMATION ....................................................................  3

           ITEM 1 -   FINANCIAL STATEMENTS ..........................................................  3

                      Balance Sheets ................................................................  9

                      Statements of Operations ...................................................... 10

                      Statements of Cash Flows ...................................................... 11

                      Notes to Financial Statements ................................................. 12

           ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS ....................................................................  3

           ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK ...................................................................  6


PART II -  OTHER INFORMATION ........................................................................  7

           ITEM 1 -   LEGAL PROCEEDINGS .............................................................  7

           ITEM 2 -   CHANGES IN SECURITIES .........................................................  7

           ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES ...............................................  7

           ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ...........................  7

           ITEM 5 -   OTHER INFORMATION .............................................................  7

           ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K ..............................................  7

                      Exhibit 11 - Calculation of Earnings Per Common and
                      Common Equivalent Share ....................................................... 13


PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -


         The unaudited balance sheet as of May 2, 1998, audited balance sheet as of January 31, 1998 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the three month periods ended May 2, 1998 and May 3, 1997 are attached. Notes to the unaudited financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -


         This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Annual Report on Form 10-K/A dated May 29, 1998, which has previously been filed with the Securities and Exchange Commission.

         Certain statements in this discussion constitute "forward-looking statements" and involve risks, uncertainties and other factors which may cause the Company's actual performance to be materially different from the performance expressed or implied by such statements. Such factors include, among others, (a) the Company's losses and failure to achieve profitability to date; (b) its limited resources and dependence on a line of credit; (c) declines in its comparable store sales; (d) the Company's ability to cost-effectively close or restructure the rent of some of its most unprofitable stores; (e) identification and response to emerging industry trends, including the ability to successfully develop and introduce new products and to maintain inventory levels appropriate for demand; (f) the Company's ability to successfully implement strategies in new channels of distribution and (g) other factors set forth in the Company's Annual Report on Form 10-K/A dated May 29, 1998 and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The results of operations for the quarterly period ended May 2, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, net sales contributed by its newer stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing and/or size of promotions and catalog mailings and changes in the Company's product mix. Primarily as a result of the large number of newer stores in less developed markets and the decline in comparable store sales, the Company incurred larger net losses during the first quarter of fiscal 1998 than those incurred during the comparable period of fiscal 1997.

         The Company had 280 stores in operation at May 2, 1998 compared to 259 stores at May 3, 1997 and 280 stores at January 31, 1998, which reflects the opening of one new store and the closing of one poorly performing store in the first quarter of fiscal 1998. The Company continues to review the performance of each of its stores and to seek to restructure the rent or obtain other relief, either long- or short-term, for some of its most unprofitable stores. The average age of the Company's stores at May 2, 1998 was 33 months.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.


         RESULTS OF OPERATIONS -


         (a) COMPARISON OF THE QUARTERLY PERIODS ENDED MAY 2, 1998 AND MAY 3, 1997.

         Net Sales. Net sales for the first quarter of fiscal 1998 were $21.70 million, compared to net sales of $23.92 million for the comparable prior period. Despite an increase in the number of stores, store net sales decreased $1.86 million, or 8%, during the quarter as a result of a 17% decrease in comparable store sales (sales for stores open at least one complete fiscal year). Management attributes this decrease, at least in part, to the reduction in the pages mailed per store of its retail store catalog mailings and the elimination of certain product sizes and types without a countervailing increase in sales of the Company's remaining core products, as well as increased competition. During the quarter, comparable store sales declined 15% in February, 13% in March and 22% in April. In the first quarter of fiscal 1997, comparable store sales increased 2%, which consisted of increases of 3% in February and 11% in April, partially offset by a 5% decline in March.

         Mail order net sales declined $993,000, or 60%, in the first quarter of fiscal 1998 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers to achieve expense savings and focused its primary mailing efforts on what it believes to be its more productive and cost-effective list of customers who have previously purchased from its mail order catalogs.

         The commercial sale of specially selected Garden Botanika products to a national retailer totaling $560,000 is also included in total sales for the quarter.

         Gross Margin. The dollar amount of gross margin decreased $2,626,000, or 30%, from the first quarter of fiscal 1997. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 28.2% in the first quarter of fiscal 1998 versus 36.5% in the comparable prior period. Over 80% of this decline was attributable to the effect of the relatively fixed store occupancy costs of a larger store base in a period of overall declining sales.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses decreased by $1,009,000, or 10%, from the comparable prior period, primarily as a result of a decrease in advertising expenditures associated with the reduced mailings of the Company's catalog. As a percentage of net sales, store and catalog expenses declined to 39.7% from 40.2% in the first quarter of fiscal 1997. The decline in expenses as a percentage of sales was primarily attributable to a significant reduction in direct mail and mail order advertising expenses reflecting the planned reduction in prospecting and mail order circulation. This reduction was partially offset by decreased leverage on store expenses due to the decline in sales volumes.

                General and Administrative. The dollar amount of general and administrative expenses decreased by $57,000, or 2%, from the comparable prior period. As a percentage of net sales, general and administrative expenses increased to 11.7% from 10.8% in the first quarter of fiscal 1997 due to the overall decline in net sales.

         Preopening and Facility Relocation Expense. Preopening and facility relocation expense ("Preopening Expense") was $11,000, or 0.1% of net sales, in the first quarter of fiscal 1998, reflecting the costs associated with the one store opened in the quarter. In the first quarter of fiscal 1997, when the Company opened six stores, completed the relocation and expansion of one existing store and finalized preopening costs associated with 39 stores opened in the previous quarter, Preopening Expense was $23,000, or 0.1% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 44%, from $3.49 million, or 14.6% of net sales, to $5.04 million, or 23.2% of net sales in the respective quarters.

         Interest (Expense) Income, Net. Net interest income during the first quarter of fiscal 1998 was $48,000, or 0.2% of net sales, compared to net interest income of $272,000, or 1.1% of net sales, during the comparable prior period. This decline is primarily attributable to the decrease in the level of cash investments.

         Income Tax Provision. The Company did not record an income tax provision for the first quarter of either fiscal 1998 or fiscal 1997 due to its pre-tax losses.

         Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 54%, from $3.22 million, or $0.46 per share, during the first quarter of fiscal 1997 to $4.99 million, or $0.71 per share, during the first quarter of fiscal 1998. There were approximately 7.07 million common and common equivalent shares outstanding for both periods.


         LIQUIDITY AND CAPITAL RESOURCES -

         The Company began fiscal 1998 with cash and cash equivalents of $8.59 million. During the first three months of the year, cash was used to fund the Company's net loss ($3.0 million net of depreciation and amortization) and fixed asset additions of approximately $389,000 primarily related to the opening of one new store. Following the uses of cash described above, the Company ended the first quarter with cash and cash equivalents of $4.76 million and checks drawn in excess of bank balances under its integrated cash management program of $3.62 million.

         On April 29, 1998, the Company received a new credit facility from Foothill Capital Corporation ("Foothill"), under which Foothill has agreed, subject to certain financial conditions, to provide the Company with a three year, $10.00 million revolving line of credit for general corporate purposes. Credit available under the Foothill line at any time during this period is generally a variable percentage (ranging from 55% to 65%) of eligible finished goods inventory. This line which is secured by the assets of the Company, bears interest at prime plus 0.5%, with a LIBOR rate available on certain borrowings, at the Company's option. The minimum interest rate on any borrowings under the line is 7.00%. In order to access the Foothill credit line, the Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from quarter to quarter. Future capital expenditures, including those for store expansion, are limited in accordance with a business plan to be approved by Foothill.

         The Company believes that its cash balance at May 2, 1998, combined with cash flows from operations and borrowings under the credit line, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1998. The Company's capital requirements may vary significantly from those anticipated, however, depending particularly upon continuing poor operating results and related factors. The Company may be required to seek additional or alternative sources of funds to support its ongoing operations in fiscal 1998, and there can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could impair the Company's future business, financial condition and operating results.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a)   Exhibits:

       EXHIBIT
       NUMBER     DESCRIPTION

         11       Calculation of Earnings Per Common and Common Equivalent Share

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the first quarter of fiscal 1998.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GARDEN BOTANIKA, INC.
                                        Registrant



June 12, 1998                           /s/ MICHAEL W. LUCE
-------------                           ----------------------------------------
Date                                    Michael W. Luce
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



June 12, 1998                           /s/ GEORGE W. NEWMAN
-------------                           ----------------------------------------
Date                                    George W. Newman
                                        Vice President-Controller
                                        (Principal Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                             (UNAUDITED)
                                                                              MAY 2,            JANUARY 31,
                                                                               1998              1998
                                                                             --------           --------
                                                                                (AMOUNTS IN THOUSANDS)
                                                ASSETS
Current assets:
   Cash and cash equivalents                                                 $  4,761           $  8,594
   Short-term investments                                                                              0
   Inventories                                                                 21,571             23,747
   Prepaid expenses:
     Rent                                                                       1,654              1,640
     Other                                                                      1,541              1,033
   Receivable from lessors                                                        461                550
   Other                                                                          583                  0
                                                                             --------           --------
       Total current assets                                                    30,571             35,564

Property and equipment:
   Leasehold improvements                                                      53,297             53,030
   Furniture and equipment                                                     16,497             16,420
   Equipment under capital lease                                                  261                261
                                                                             --------           --------
                                                                               70,055             69,711
   Less accumulated depreciation and amortization                             (19,408)           (17,456)
                                                                             --------           --------
     Net property and equipment                                                50,647             52,255

Other assets                                                                       16                 18
                                                                             --------           --------
       Total assets                                                          $ 81,234           $ 87,837
                                                                             ========           ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances                                   $  3,626           $  6,055
   Accounts payable                                                             6,114              5,818
   Accrued salaries, wages and benefits                                         1,915              1,536
   Accrued sales tax                                                              446                398
   Reserve for store closing expenses                                           1,311              1,311
   Other                                                                          640                756
                                                                             --------           --------
       Total current liabilities                                               14,052             15,874

Deferred rent and other                                                         3,229              3,027
                                                                             --------           --------
       Total liabilities                                                       17,281             18,901

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                     --                 --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding            98,588             98,573
   Accumulated deficit                                                        (34,635)           (29,637)
                                                                             --------           --------
       Total shareholders' equity                                              63,953             68,936

       Total liabilities & shareholders' equity                              $ 81,234           $ 87,837
                                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                     (UNAUDITED)
                                                               --------------------------
                                                                     QUARTER ENDED
                                                               --------------------------
                                                                MAY 2,             MAY 3,
                                                                1998               1997
                                                              --------           --------
Net sales                                                     $ 21,705           $ 23,918
Cost of sales (including buying and occupancy costs)            15,595             15,182
                                                              --------           --------
     Gross margin                                                6,110              8,736

Operating expenses:
   Stores and catalog                                            8,611              9,620
   General and administrative                                    2,533              2,590
Preopening and facility relocation expenses                         11                 23
                                                              --------           --------
     Operating loss                                             (5,045)            (3,497)

Interest (expense) income, net                                      48                272
                                                              --------           --------
     Net loss                                                 $ (4,997)          $ (3,225)
                                                              ========           ========


     Net loss per share                                       $  (0.71)          $  (0.46)

Weighted average common and common
   equivalent shares                                             7,069              7,069



   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                               (UNAUDITED)
                                                                                            NINE MONTHS ENDED
                                                                                         --------------------------
                                                                                         MAY 2,             MAY 3,
                                                                                          1998               1997
                                                                                        --------           --------
Cash flows from operating activities:
   Net loss                                                                             $ (4,997)          $ (3,225)
                                                                                        --------           --------

   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                         1,997              1,723
     Loss on retirement of property and equipment                                             --                 --
     Changes in assets and liabilities:
       Inventories                                                                         2,176             (8,534)
       Prepaid rent  and other assets                                                     (1,016)             1,584
       Accounts payable and checks drawn in excess of bank balances                       (2,133)              (988)
       Accrued expenses                                                                      311                 81
       Deferred rent and other                                                               202                272
                                                                                        --------           --------
         Total adjustments                                                                 1,537             (5,862)
                                                                                        --------           --------
         Net cash used by operating activities                                            (3,460)            (9,087)
                                                                                        --------           --------

Cash flows from investing activities:
   Redemption (purchase) of short-term investments                                            --             10,431
   Additions to property and equipment                                                      (389)            (3,982)
                                                                                        --------           --------
         Net cash provided (used by) investing activities                                   (389)             6,449
                                                                                        --------           --------

Cash flows from financing activities:
   Advances (payments) on note payable to bank                                                --                 --
   Other, net                                                                                 16                 14
                                                                                        --------           --------
         Net cash provided by financing activities                                            16                 14
                                                                                        --------           --------

(Decrease) increase in cash and cash equivalents                                          (3,833)            (2,624)
Cash and cash equivalents, beginning of period                                             8,594              7,205
                                                                                        --------           --------

Cash and cash equivalents, end of period                                                $  4,761           $  4,581
                                                                                        ========           ========

Supplemental disclosures:
   Cash paid for interest                                                               $     --           $     --
   Cash paid for income taxes                                                           $     --           $     --



   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 2, 1998 (UNAUDITED)


1. The accompanying unaudited financial statements include the accounts of Garden Botanika, Inc. (the "Company"), a Washington corporation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A dated May 29, 1998, which has previously been filed with the Securities and Exchange Commission.


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


3. The results of operations for the three month period ended May 2, 1998 is not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects the general historical pattern of fourth quarter sales to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by its newer stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.


4. In February 1998, the Company announced its intention to close approximately 12 under-performing stores during the current fiscal year. A charge of $3.20 million was recorded as of January 31, 1998 to cover estimated writeoffs and closure expenses. Of that amount, $1.31 million was shown as a reserve for store closing expenses to be incurred in future months. There has been no adjustment to this reserve.