Form 10-Q
period 1998-08-01
GARDEN BOTANIKA INC
filed 1998-09-15
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED August 1, 1998

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


                                 (425) 881-9603
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO _


THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT August 1, 1998.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                                     PAGE
                                                                                     ----
PART I -   FINANCIAL INFORMATION ..................................................    3

           ITEM 1 -   FINANCIAL STATEMENTS ........................................    3

                      Balance Sheets ..............................................   10

                      Statements of Operations ....................................   11

                      Statements of Cash Flows ....................................   12

                      Notes to Financial Statements ...............................   13

           ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS ..................................................   3

           ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK .................................................   7


PART II -  OTHER INFORMATION ......................................................   8

           ITEM 1 -   LEGAL PROCEEDINGS ...........................................   8

           ITEM 2 -   CHANGES IN SECURITIES .......................................   8

           ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES .............................   8

           ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS .........   8

           ITEM 5 -   OTHER INFORMATION ...........................................   8

           ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K ............................   8

                      Exhibit 11 - Calculation of Earnings Per Common and
                      Common Equivalent Share .....................................  15

                      Exhibit 10.33 - Amendment Number One to Loan and Security
                      Agreement with Foothill Capital Corporation .................  16

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

         The unaudited balance sheet as of August 1, 1998, audited balance sheet as of January 31, 1998 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the quarterly and six-month periods ended August 1, 1998 and August 2, 1997 are attached. Notes to the unaudited financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

         This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Annual Report on Form 10-K/A dated May 29, 1998, which has previously been filed with the Securities and Exchange Commission.

         Certain statements in this discussion constitute "forward-looking statements" and involve risks, uncertainties and other factors which may cause the Company's actual performance to be materially different from the performance expressed or implied by such statements. Such factors include, among others: (a) the Company's losses and failure to achieve profitability to date; (b) its limited resources and dependence on a line of credit; (c) continuing declines in its comparable store sales; (d) the Company's ability to cost-effectively close or restructure the rent of some of its most unprofitable stores; (e) identification and response to emerging industry trends, including the ability to successfully develop and introduce new products and maintain inventory levels appropriate for demand; (f) the Company's ability to successfully implement strategies in new channels of distribution, and (g) other factors set forth in the Company's Annual Report on Form 10-K/A dated May 29, 1998 and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The results of operations for the quarterly period ended August 1, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

         In August 1998, the Company renegotiated its loan agreement with Foothill Capital Corporation ("Foothill"). Based on results of operations, the Company determined that it would be in default of certain of its financial covenants as of the end of the second quarter of fiscal 1998 and subsequently notified Foothill. At the Company's request following the actual default, the Company and Foothill amended the loan agreement to waive the default and provide, among other things, revised financial covenants. See "Liquidity and Capital Resources." The Company currently relies upon its credit facility with Foothill (including its ability to stay within the revised covenants) to finance its operating costs and purchases of inventory.

         The Company had 280 stores in operation at August 1, 1998, plus two temporary store locations, compared to 269 stores at August 2, 1997 and 280 stores at January 31, 1998 which, in addition to the new temporary locations, reflects the opening of one new store and the closing of one poorly performing store in the first quarter of fiscal 1998. In September 1998, the Company commenced the closure of seven of its most poorly performing stores, for which the Company had previously taken reserves. In addition, the Company plans for the additional closing of some of its most unprofitable stores in fiscal 1998.

 The Company has opened two temporary outlet locations and has converted five of its less profitable stores into clearance centers, which are no longer included in the Company's comparable store base. The outlet locations and clearance centers are intended to sell discounted merchandise in the normal course of business as new product lines are introduced to replace older ones and periodically freshen the Company's overall product assortment. The average age of the Company's stores at August 1, 1998 was 36 months.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

         RESULTS OF OPERATIONS -

         (a) COMPARISON OF THE QUARTERLY PERIODS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997.

         Net Sales. Net sales for the second quarter of fiscal 1998 were $20.86 million, compared to net sales of $24.87 million for the comparable prior period, a decrease of 16%. Store net sales decreased $4.11 million, or 17%, during the quarter, primarily as a result of a 22% decrease in comparable store sales (sales for stores open at least one complete fiscal year). Management attributes this decrease, in part, to the cumulative, ongoing impact of the reduction in the number of pages mailed per store of its retail store catalog mailings, resulting in the erosion of the Company's historical core customer base consisting of 30- to 45-year old women; the elimination of certain product sizes and types without a countervailing increase in sales of the Company's remaining core products; and increased competition from other specialty retailers and mass merchandisers. During the quarter, comparable store sales declined 27% in May, 18% in June, and 19% in July. In the second quarter of fiscal 1997, comparable store sales increased 11% in May, 12% in June and 6% in July.

         Mail order net sales declined $593,000, or 55%, in the second quarter of fiscal 1998 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary efforts on what it believes is its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

         The commercial sale of specifically selected Garden Botanika products to a national retailer totaling $196,000 is also included in total sales for the quarter, as are sales for the Company's outlet and clearance stores of $385,000. In addition, total sales for the quarter include the recognition of $128,000 in revenue from sales of annual memberships in the Company's discount shopping "Garden Club" program, which membership sales are amortized over the course of a year.

         Gross Margin. The dollar amount of gross margin decreased $3.16 million, or 39.1%, from the second quarter of fiscal 1997. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 23.6% in the second quarter of fiscal 1998 versus 32.5% in the comparable prior period. Approximately 90% of this decline was attributable to the effect of relatively fixed store occupancy costs of a larger store base in a period of overall declining sales.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses decreased by $928,000, or 9.6%, from the comparable prior period, primarily as a result of planned reductions in advertising and other store operating expenses in the second quarter of fiscal 1998, as well as the elimination of certain remerchandising expenses incurred in the comparable prior period. As a percentage of net sales, store and catalog expenses increased to 41.6% from 38.6% in the second quarter of fiscal 1997. The increase in store expenses as a percentage of sales is primarily attributable to the decreased leverage on store expenses due to the decline in sales volumes.

                General and Administrative. The dollar amount of general and administrative expenses decreased by $134,000, or 5.0%, from the comparable prior period. As a percentage of net sales, general and administrative expenses increased to 12.1% from 10.7% in the second quarter of fiscal 1997 due to the overall decline in net sales.

         Preopening and Facility Relocation Expense. Preopening and facility relocation expense ("Preopening Expense") was $340,000, or 1.6% of net sales, in the second quarter of fiscal 1998, during which the Company wrote off the unamortized balance of leasehold improvements at two remodeled stores. In the second quarter of fiscal 1997, during which the Company opened 10 stores, Preopening Expense was $82,000, or 0.3% of net sales.

         Provision for Store Closings. During the second fiscal quarter of 1998, the Company recorded a provision for store closing costs of $3.55 million to close additional stores in fiscal 1998. The provision includes both the estimated cost of asset write-offs and closure expenses relating to extricating itself from lease obligations, of which $3.17 million reduced property and equipment and $375,000 was provided for other store closure costs.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 138.4%, from $4.2 million, or 17.1% of net sales, to $10.17 million, or 48.7% of net sales in the respective quarters.

         Interest (Expense) Income, Net. Net interest expense during the second quarter of fiscal 1998 was $3,000, compared to net interest income of $103,000, or 0.4% of net sales, during the comparable prior period. This decline is primarily attributable to the decrease in the level of cash investments and the amortization of loan fees in connection with the Company's credit line.

         Income Tax Provision. The Company did not record an income tax provision for the second quarter of either fiscal 1998 or fiscal 1997 due to its pre-tax losses.

         Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 144.4%, from $4.16 million, or $0.59 per share, during the second quarter of fiscal 1997 to $10.17 million, or $1.44 per share, during the second quarter of fiscal 1998. There were approximately 7.07 million common and common equivalent shares outstanding for both periods.

         (b) COMPARISON OF THE SIX-MONTH PERIODS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997.

         Net Sales. Net sales for the first six months of fiscal 1998 were $42.57 million, compared to net sales of $48.79 million for the comparable prior period, a decrease of 13%. Store net sales declined $5.97 million, or 13%, during the period, primarily due to a 19% decrease in comparable store sales. In the first six months of fiscal 1997, comparable store sales increased 6%.

         Mail order net sales declined $1.58 million, or 57%, in the first six months of fiscal 1998 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary efforts on what it believes to be its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

         Gross Margin. The dollar amount of gross margin decreased $5.78 million, or 34.4%, from the first six months of fiscal 1997. As a percentage of net sales, gross margin was 25.9% versus 34.5% in the comparable prior period. The decline in gross margin as a percentage of net sales reflected primarily the effect of relatively fixed store occupancy costs of a larger store base in a period of declining sales.

         Operating Expenses

                Stores and Catalog. The dollar amount of store and catalog expenses decreased by $1.9 million, or 10.1%, from the comparable prior period, primarily as a result of planned reductions in advertising and other store operating expenses as well as the elimination of certain remerchandising expenses incurred in the second quarter of fiscal 1997. As a percentage of net sales, store and catalog expenses increased to 40.6% from 39.4% in the first six months of fiscal 1997. The increase is attributable to decreased leverage on store expenses due to the decline in sales volumes.

                General and Administrative. The dollar amount of general and administrative expenses decreased by $190,000, or 3.6%, from the comparable prior period. As a percentage of net sales, general and administrative expenses increased from 10.7% to 11.8% as a result of the overall decline in net sales.

         Preopening and Facility Relocation Expense. Preopening Expense was $350,000, or 0.8% of net sales, in the first six months of fiscal 1998, during which the Company opened one store and wrote off the unamortized balance of leasehold improvements at two remodeled stores. In the comparable prior period, when the Company opened 16 stores and completed the relocation and expansion of one of its existing stores, Preopening Expense was $104,000, or 0.2% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 96%, from $7.76 million to $15.21 million, in the respective six-month periods. Expressed as a percentage of net sales, the operating loss increased to 35.7% from 15.9% in the comparable prior period.

         Interest (Expense) Income, Net. Net interest income during the first six months of fiscal 1997 was $46,000, or 0.1% of net sales, compared to net interest income of $375,000, or 0.7% of net sales, during the comparable prior period. The decrease reflects the decline in the level of cash investments from the comparable prior period.

         Income Tax Provision. The Company did not record an income tax provision for the first six months of either fiscal 1998 or fiscal 1997 due to its pre-tax losses.

         Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 105.4% from $7.38 million, or $1.04 per share, during the first six months of fiscal 1997 to $15.17 million, or $2.15 per share, during the comparable 1998 period. There were approximately 7.07 million weighted average common and common equivalent shares outstanding for both periods.

         LIQUIDITY AND CAPITAL RESOURCES -

         The Company began fiscal 1998 with cash and cash equivalents of $8.59 million. During the first six months of the year, cash was used to fund the Company's net loss ($7.5 million net of depreciation and other non-cash write-offs) and fixed asset additions of $1.0 million primarily for the opening of one new store and the remodeling of two stores. Following the uses of cash described above, the Company ended the second quarter with cash and cash equivalents of $2.23 million and checks drawn in excess of bank balances under its integrated cash management program of $3.54 million.

         Under the terms of its .0 million credit facility dated as of April 29, 1998 (the "Loan Agreement") with Foothill, the Company was subject to certain financial covenants, including a covenant that its losses before interest, taxes, depreciation and amortization for the six months ending July 31, 1998 would not exceed a certain amount. Before drawing on its credit facility with Foothill, as a result of the deterioration in the results of the Company's operations, the Company determined that, as of July 31, 1998, its losses exceeded the covenanted amount and that it was therefore in default of the Loan Agreement. At the Company's request, the Company and Foothill amended the Loan Agreement as of August 12, 1998 (the "Loan Amendment") by providing revised financial covenants that increased permissible losses, interest rates and other elements of the loan pricing.

         The Loan Amendment provides interest at prime plus two percent, and the LIBOR rate of the original Loan Agreement is no longer available. Credit is generally available at the lesser of (a) a variable percentage ranging from 55% to 65% of eligible finished goods inventory, or (b) 80% of the inventory liquidation value, as determined by an appraisal, less any reserves. The amount and kinds of reserves that

Foothill is entitled to deduct from the borrowing base was also increased under the terms of the Loan Amendment. Subject to change following the completion of an inventory appraisal which is now being conducted, the Company is currently entitled to borrow approximately $1.9 million net of reserves, of which approximately $1.2 million is currently outstanding. The Company's outstanding balance under the line is cyclical and fluctuates significantly, depending on such factors as the weekly retail sales cycle, increases in eligible inventory, the timing of catalog mailings, as well as monthly rent and biweekly payroll obligations. Provided it continues to meet certain financial covenants, the Company expects that the amount it is entitled to borrow will increase as it acquires additional inventory in anticipation of the holiday season. As part of the Loan Amendment, the Company also agreed to close a certain number of its unprofitable store locations by January 31, 1999, and Foothill waived the Company's prior default of the unamended financial covenants.

         On an ongoing basis, the Company expects to continue to be able to finance a portion of its merchandise inventory costs by using vendor credit terms, generally ranging from 30 to 60 days. In addition to such vendor financing, subject to its meeting certain financial conditions, the Company may finance 55% to 65% of its inventory under the terms its credit line with Foothill.

         The Company's future plans call for the additional closing of some of its most unprofitable stores in fiscal 1998, eight of which have closed or are in the process of closing. In the prior year, the Company had reserved $1.89 million for estimated asset write-offs and $1.31 million for closing expenses associated with extracting itself from lease obligations. In the second quarter of fiscal 1998, the Company reserved an additional $3.17 million for estimated asset write-offs and an additional $375,000 for closing expenses. As of August 1, 1998, one store had been closed and the related closing expenses were charged against this reserve. The remaining liability for store closing expenses as of August 1, 1998 was $1.64 million. Further assessment of the future profitability of stores may result in additional provisions for store closings and impairment of long-lived assets.

         The Company is in the process of implementing certain marketing initiatives, including increasing the pages and circulation of its retail catalog mailings for the balance of fiscal 1998, and believes that the recent levels of declines in comparable store sales are unlikely to continue throughout the current fiscal year. Assuming operations improve as planned, the Company further believes that its cash flow from operations and borrowings under its credit facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1998. The Company's performance, capital requirements and ability to obtain financing may vary significantly from what is anticipated, however, depending particularly upon continuing poor operating results and related factors, such as the willingness of Foothill and the Company's suppliers to provide credit terms. The Company may be required to seek additional sources of funds to support its ongoing operations in fiscal 1998, and there can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could impair its future business, financial condition and operating results.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -

         The Company does not have investments in derivatives or financial instruments at this time.

PART II - OTHER INFORMATION:


ITEM 1 - LEGAL PROCEEDINGS -

         See Item 3 of the Company's Form 10-K/A dated May 29, 1998, which is incorporated by this reference herein.

ITEM 2 - CHANGES IN SECURITIES -

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES -

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION -

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a)   Exhibits:

       EXHIBIT
       NUMBER     DESCRIPTION

         11       Calculation of Earnings Per Common and Common Equivalent Share
         10.33    Amendment Number 1 to Loan and Security Agreement with
                  Foothill Capital Corporation, dated as of August 12, 1998

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the second quarter of fiscal 1998.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GARDEN BOTANIKA, INC.
                                       Registrant



September 15, 1998                     /s/ Michael W. Luce
Date                                   -----------------------------------------
                                       Michael W. Luce
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



September 15, 1998                     /s/ George W. Newman
Date                                   -----------------------------------------
                                       George W. Newman
                                       Vice President & Controller
                                       (Principal Financial and Accounting
                                       Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS


                                                                           (UNAUDITED)
                                                                             AUGUST 1,          JANUARY 31,
                                                                               1998               1998
                                                                             --------           --------
                                                                                (AMOUNTS IN THOUSANDS)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $  2,235           $  8,594
   Short-term investments                                                                              0
   Inventories                                                                 19,137             23,747
   Prepaid expenses:
     Rent                                                                       1,663              1,640
     Other                                                                      1,667              1,033
   Receivable from lessors                                                        433                550
   Other                                                                          907                  0
                                                                             --------           --------
        Total current assets                                                   26,042             35,564

Property and equipment:
   Leasehold improvements                                                      49,993             53,030
   Furniture and equipment                                                     15,743             16,420
   Equipment under capital lease                                                  261                261
                                                                             --------           --------
                                                                               65,997             69,711
   Less accumulated depreciation and amortization                             (20,401)           (17,456)
                                                                             --------           --------
     Net property and equipment                                                45,596             52,255

Other assets                                                                       14                 18
                                                                             --------           --------
        Total assets                                                         $ 71,652           $ 87,837
                                                                             ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances                                   $  3,546           $  6,055
   Accounts payable                                                             5,764              5,818
   Accrued salaries, wages and benefits                                         1,235              1,536
   Accrued sales tax                                                              440                398
   Reserve for store closing expenses                                           1,642              1,311
   Other                                                                        1,806                756
                                                                             --------           --------
        Total current liabilities                                              14,433             15,874

Deferred rent and other                                                         3,424              3,027
                                                                             --------           --------
        Total liabilities                                                      17,857             18,901

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                   --                 --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding            98,603             98,573
   Accumulated deficit                                                        (44,808)           (29,637)
                                                                             --------           --------
        Total shareholders' equity                                             53,795             68,936

        Total liabilities & shareholders' equity                             $ 71,652           $ 87,837
                                                                             ========           ========



   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                      (UNAUDITED)                           (UNAUDITED)
                                                              -----------------------------------------------------------------
                                                                     QUARTER ENDED                         26 WEEKS ENDED
                                                              ---------------------------           ---------------------------
                                                              AUGUST 1,          AUGUST 2,          AUGUST 1,          AUGUST 2,
                                                                1998               1997               1998                1997
                                                              --------           --------           --------           --------
Net sales                                                     $ 20,862           $ 24,873           $ 42,568           $ 48,791
Cost of sales (including buying and occupancy costs)            15,945             16,798             31,541             31,980
                                                              --------           --------           --------           --------
     Gross margin                                                4,917              8,075             11,027             16,811

Operating expenses:
   Stores and catalog                                            8,671              9,599             17,283             19,219
   General and administrative                                    2,526              2,660              5,060              5,250
Preopening and facility relocation expenses                        340                 81                350                104
Provision for Store Closings                                     3,550                                 3,550
                                                              --------           --------           --------           --------
     Operating loss                                            (10,170)            (4,265)           (15,216)            (7,762)

Interest (expense) income, net                                      (3)               103                 46                375
                                                              --------           --------           --------           --------
     Net loss                                                 $(10,173)          $ (4,162)          $(15,170)          $ (7,387)
                                                              ========           ========           ========           ========


     Net loss per share                                       $  (1.44)          $  (0.59)          $  (2.15)          $  (1.04)

Weighted average common and common
   equivalent shares                                             7,069              7,069              7,069              7,069



   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                     (UNAUDITED)
                                                                                    26 WEEKS ENDED
                                                                             ---------------------------
                                                                             AUGUST 1,          AUGUST 2,
                                                                               1998               1997
                                                                             --------           --------
Cash flows from operating activities:
   Net loss                                                                  $(15,170)          $ (7,386)
                                                                             --------           --------

   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                              4,063              3,663
     Loss on retirement of property and equipment                                 440               --
     Reserve for store closings                                                 3,174
     Changes in assets and liabilities:
       Inventories                                                              4,610             (8,610)
       Prepaid rent  and other assets                                          (1,444)             1,603
       Accounts payable and checks drawn in excess of bank balances            (2,563)            (4,007)
       Accrued expenses                                                         1,122                (39)
       Deferred rent and other                                                    397                 87
                                                                             --------           --------
          Total adjustments                                                     9,799             (7,303)
                                                                             --------           --------
          Net cash used by operating activities                                (5,371)           (14,689)
                                                                             --------           --------

Cash flows from investing activities:
   Redemption (purchase) of short-term investments                               --               19,661
   Additions to property and equipment                                         (1,018)            (9,695)
                                                                             --------           --------
          Net cash provided (used by) investing activities                     (1,018)             9,966
                                                                             --------           --------

Cash flows from financing activities:
   Advances (payments) on note payable to bank                                   --                 --
   Other, net                                                                      30                 30
                                                                             --------           --------
          Net cash provided by financing activities                                30                 30
                                                                             --------           --------

(Decrease) increase in cash and cash equivalents                               (6,359)            (4,693)
Cash and cash equivalents, beginning of period                                  8,594              7,205
                                                                             --------           --------

Cash and cash equivalents, end of period                                     $  2,235           $  2,512
                                                                             ========           ========

Supplemental disclosures:
   Cash paid for interest                                                    $   --             $   --
   Cash paid for income taxes                                                $   --             $   --



   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 1, 1998 (UNAUDITED)
--------------------------------------------------------------------------------



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


3. The results of operations for the quarterly period ended August 1, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this general pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.


4. The Company's future plans call for the additional closing of some of its most unprofitable stores in fiscal 1998, eight of which have closed or are in the process of closing. In the prior year, the Company had reserved $1.89 million for estimated asset write-offs and $1.31 million for closing expenses associated with extracting itself from lease obligations. In the second quarter of fiscal 1998, the Company reserved an additional $3.17 million for estimated asset write-offs and an additional $375,000 for closing expenses. As of August 1, 1998, one store has been closed and the related closing expenses has been charged against this reserve. The remaining liability for store closing expenses as of August 1, 1998 is $1.64 million. Further assessment of the future profitability of stores may result in additional provisions for store closings and impairment of long-lived assets.


5. Under the terms of its $10.0 million credit facility dated as of April 29, 1998 (the "Loan Agreement") with Foothill Capital Corporation ("Foothill"), the Company entered certain financial covenants, including a covenant that its losses before interest, taxes, depreciation and amortization for the six months ending July 31, 1998 would not exceed a certain amount. Before drawing on its credit facility with Foothill, as a result of the deterioration in the results of the Company's operations, the Company determined that, as of July 31, 1998, its losses exceeded the covenanted amount and that it was therefore in default of the Loan Agreement. At the Company's request, the Company and Foothill amended the Loan Agreement as of August 12, 1998 (the "Loan Amendment") by providing revised financial covenants by increasing permissible losses, interest rates and other elements of the loan pricing.

The Loan Amendment provides interest at prime plus two percent, and the LIBOR rate of the original Loan Agreement is no longer available. Credit is generally available as the lesser of (a) a variable percentage ranging from 55% to 65% of eligible finished goods inventory, or (b) 80% of the inventory liquidation value, as determined by an appraisal, less any reserves. The amount and kinds of reserves that Foothill is entitled to deduct from the borrowing base was also increased under the terms of the Loan Amendment. Subject to change following the completion of an inventory appraisal which is now being conducted, the Company is currently entitled to borrow approximately $1.9 million net of reserves, of which approximately $1.2 million is currently outstanding. The Company's outstanding balance under the line is cyclical and fluctuates significantly, depending on such factors as the weekly retail sales cycle, increases in eligible inventory, the timing of catalog mailings, as well as monthly rent and biweekly payroll obligations. Provided it continues to meet certain financial covenants, the Company expects that the amount it is entitled to borrow will increase as it acquires additional inventory in anticipation of the holiday season. As part of the Loan Amendment, the Company also agreed to close a certain number of its unprofitable store locations by January 31, 1998, and Foothill waived the Company's prior noncompliance with the unamended financial covenants.