Form 10-Q/A
period 1998-08-01
GARDEN BOTANIKA INC
filed 1998-09-17
CIK 892335

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



September 17, 1998                     /s/ Michael W. Luce
Date                                   -----------------------------------------
                                       Michael W. Luce
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



September 17, 1998                     /s/ George W. Newman
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