Form 10-Q
period 1998-10-31
GARDEN BOTANIKA INC
filed 1998-12-01
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED October 31, 1998

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


THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT October 31, 1998.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                                    PAGE
                                                                                    ----

PART I -   FINANCIAL INFORMATION ..................................................   3

           ITEM 1 -   FINANCIAL STATEMENTS ........................................   3

                      Balance Sheets ..............................................  10

                      Statements of Operations ....................................  11

                      Statements of Cash Flows ....................................  12

                      Notes to Financial Statements ...............................  13

           ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS ..................................................   3

           ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK .................................................   7


PART II -  OTHER INFORMATION ......................................................   8

           ITEM 1 -   LEGAL PROCEEDINGS ...........................................   8

           ITEM 2 -   CHANGES IN SECURITIES .......................................   8

           ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES .............................   8

           ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS- ........   8

           ITEM 5 -   OTHER INFORMATION ...........................................   8

           ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K ............................   8

                      Exhibit 11 - Calculation of Earnings Per Common and
                      Common Equivalent Share .....................................  14


PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

         The unaudited balance sheet as of October 31, 1998, audited balance sheet as of January 31, 1998 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the quarterly and nine-month periods ended October 31, 1998 and November 1, 1997 are attached. Notes to the unaudited financial statements are also attached.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

         This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Annual Report on Form 10-K/A dated May 29, 1998, which has previously been filed with the Securities and Exchange Commission.

         Certain statements in this discussion constitute "forward-looking statements" and involve risks, uncertainties and other factors which may cause the Company's actual performance to be materially different from the performance expressed or implied by such statements. Such factors include, among others: (a) the Company's losses and failure to achieve profitability to date; (b) its limited resources and dependence on a line of credit; (c) declines in its comparable store sales; (d) the Company's ability to cost-effectively close or restructure the rent of some of its most unprofitable stores; (e) the identification and response to emerging industry trends, including the Company's ability to successfully develop and introduce new products and maintain inventory levels appropriate for demand; (f) the Company's ability to successfully implement strategies in new channels of distribution, and (g) other factors set forth in the Company's Annual Report on Form 10-K/A dated May 29, 1998 and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The results of operations for the quarterly period ended October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, net sales contributed by its newer stores, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings, changes in the Company's product mix and general economic conditions affecting consumer confidence and spending.

         The Company had 273 stores in operation at October 31, 1998, plus one temporary store location, compared to 278 stores at November 1, 1997 and 280 stores at January 31, 1998. This reflects the opening of one new store and the closing of eight poorly performing stores in the current fiscal year. In addition, the Company plans for the additional closing of some of its most unprofitable stores before the end of fiscal 1998 and, following the holiday season, the Company plans to review the productivity of each of its stores with a view toward closing those stores that fail to meet performance standards. During the year, the Company opened two temporary outlet locations, subsequently closing one of these locations, and it converted five of its most unprofitable stores into clearance centers. The temporary outlets and clearance centers are no longer included in the Company's comparable store base. These non-comparable locations are intended to sell discounted merchandise in the normal course of business as new product lines are introduced to replace older ones and periodically freshen the Company's overall product assortment. The average age of the Company's stores at October 31, 1998 was 39 months.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

         RESULTS OF OPERATIONS -

         (a) COMPARISON OF THE QUARTERLY PERIODS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997.

         Net Sales. Net sales for the third quarter of fiscal 1998 were $20.67 million, compared to net sales of $21.28 million for the comparable prior period, a decrease of 3%. Store net sales decreased $1.07 million, or 5%, during the quarter, as a result of an 8% decrease in comparable store sales (sales for stores open at least one complete fiscal year). Management attributes this decrease, in part, to the cumulative, ongoing impact of the reduction in pages mailed per store of its retail store catalog mailings, resulting in the erosion of the Company's historical core customer base consisting of 30- to 45-year old women; the elimination of certain product sizes and types without a countervailing increase in sales of the Company's remaining core products; and increased competition from other specialty retailers and mass merchandisers. During the quarter, comparable store sales declined 13% in August, 4% in September, and 7% in October. In the third quarter of fiscal 1997, comparable store sales increased 6% in August, 1% in October and were flat in September.

         Mail order net sales increased $41,000, or 7%, in the third quarter of fiscal 1998 versus the comparable prior period. This increase was primarily attributable to the Company's increased focus on what it believes is its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

         The commercial sale of specifically selected Garden Botanika products totaling $94,000 is also included in total sales for the quarter, as is the recognition of $352,000 in revenue from sales of annual memberships in the Company's discount shopping "Garden Club" program, which membership sales are amortized over the course of a year.

         Gross Margin. The dollar amount of gross margin increased $206,000, or 3.6%, from the third quarter of fiscal 1997. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 28.5% in the third quarter of fiscal 1998 versus 26.8% in the comparable prior period. This increase was primarily attributable to higher merchandise costs in fiscal 1997 as a percentage of sales resulting from the Company's clearance of discontinued items in connection with its remerchandising program, partially offset in the current fiscal quarter by the effect of relatively fixed store occupancy costs in a period of overall declining sales.

         Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses increased by $538,000, or 6.2% as compared to the comparable prior period, primarily due to increases in advertising expenditures, which were partially offset by planned reductions in payroll and other store operating expenses. As a percentage of net sales, store and catalog expenses increased to 44.6% from 40.8% in the third quarter of fiscal 1997. The increase in store expenses as a percentage of sales was primarily attributable to the increased advertising expenditures.

                General and Administrative. The dollar amount of general and administrative expenses decreased by $224,000, or 8.2%, from the comparable prior period. As a percentage of net sales, general and administrative expenses decreased to 12.1% from 12.8% in the third quarter of fiscal 1997 due to planned reductions.

         Preopening and Facility Relocation Expense. In the third quarter of fiscal 1998, the Company did not incur preopening or facility relocation expense (collectively, "Preopening Expense"). In the third quarter of fiscal 1997, during which the Company opened nine stores and wrote off the unamortized balance of leasehold improvements at one remodeled store, Preopening Expense was $179,000, or 0.8% of net sales.

         Operating Loss. For the reasons explained above, the Company's operating loss decreased 1.2%, from $5.88 million or 27.6% of net sales, to $5.81 million or 28.1% of net sales, in the respective quarters.

         Interest (Expense) Income, Net. The Company incurred no net interest expense during the third quarter of fiscal 1998 compared to net interest expense of $35,000, or 0.2% of net sales, during the comparable prior period.

         Income Tax Provision. The Company did not record an income tax provision for the third quarter of either fiscal 1998 or fiscal 1997 due to its pre-tax losses.

         Net Loss and Per Share Data. For the reasons explained above, the Company's net loss decreased 1.8%, from $5.92 million, or $0.84 per share, during the third quarter of fiscal 1997 to $5.81 million, or $0.82 per share, during the third quarter of fiscal 1998. There were approximately 7.07 million common and common equivalent shares outstanding for both periods.

         (b) COMPARISON OF THE NINE-MONTH PERIODS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997.

         Net Sales. Net sales for the first nine months of fiscal 1998 were $63.24 million, compared to net sales of $70.07 million for the comparable prior period, a decrease of 10%. Store net sales declined $6.55 million or 10%, during the period, primarily due to a 16% decrease in comparable store sales. In the first nine months of fiscal 1997, comparable store sales increased 5%.

         Mail order net sales declined $1.54 million, or 46%, in the first nine months of fiscal 1998 versus the comparable prior period. This decline was primarily attributable to a planned reduction in mail order catalog circulation as the Company significantly reduced the level of prospecting for new customers and focused its primary efforts on what it believes to be its more productive and cost effective list of customers who have previously purchased from its mail order catalogs.

         Gross Margin. The dollar amount of gross margin decreased $5.58 million, or 24.8%, from the first nine months of fiscal 1997. As a percentage of net sales, gross margin was 26.8% versus 32.1% in the comparable prior period. The decline in gross margin as a percentage of net sales reflected primarily the effect of relatively fixed store occupancy costs in a period of declining sales.

         Operating Expenses

                Stores and Catalog. The dollar amount of store and catalog expenses decreased by $1.4 million, or 5.0%, from the comparable prior period, primarily as a result of planned reductions in controllable store operating expenses as well as the elimination of certain remerchandising expenses incurred in the second quarter of fiscal 1997. As a percentage of net sales, store and catalog expenses increased to 41.9% from 39.8% in the first nine months of fiscal 1997. The increase is attributable to decreased leverage on store expenses due to the decline in sales volumes.

                General and Administrative. The dollar amount of general and administrative expenses decreased by $414,000, or 5.2%, from the comparable prior period. As a percentage of net sales, general and administrative expenses increased from 11.4% to 11.9% as a result of the overall decline in net sales.

         Preopening and Facility Relocation Expense. Preopening Expense was $350,000, or 0.5% of net sales, in the first nine months of fiscal 1998, during which the Company opened one store and wrote off the unamortized balance of leasehold improvements at two remodeled stores. In the comparable prior period, when the Company opened 25 stores and completed the relocation and expansion of two of its existing stores, Preopening Expense was $283,000, or 0.4% of net sales.

         Provision for Store Closings. During the second quarter of fiscal 1998, the Company recorded a provision for store closing costs of $3.55 million to close additional stores in fiscal 1998. The provision includes both the estimated costs of asset write-offs and the closure expenses relating to the Company's extricating itself from lease obligations, of which $3.17 million reduced property and equipment and $375,000 was provided for other store closure costs.

         Operating Loss. For the reasons explained above, the Company's operating loss increased 54.1%, from $13.64 million to $21.02 million, in the respective nine-month periods. Expressed as a percentage of net sales, the operating loss increased to 33.2% from 19.5% in the comparable prior period.

         Interest (Expense) Income, Net. Net interest income during the first nine months of fiscal 1998 was $46,000, or 0.1% of net sales, compared to net interest income of $340,000, or 0.5% of net sales, during the comparable prior period. The decrease reflects the decline in the level of cash investments from the comparable prior period.

         Income Tax Provision. The Company did not record an income tax provision for the first nine months of either fiscal 1998 or fiscal 1997 due to its pre-tax losses.

         Net Loss and Per Share Data. For the reasons explained above, the Company's net loss increased 57.7% from $13.30 million, or $1.88 per share, during the first nine months of fiscal 1997 to $20.98 million, or $2.97 per share, during the comparable 1998 period. There were approximately 7.07 million weighted average common and common equivalent shares outstanding for both periods.

         LIQUIDITY AND CAPITAL RESOURCES -

         The Company began fiscal 1998 with cash and cash equivalents of $8.59 million. During the first nine months of the year, cash and borrowings under the credit facility were used to fund the Company's net loss of $11.34 million net of depreciation and other non-cash write-offs and to fund fixed asset additions of $1.39 million, primarily for the opening of one new store and the remodeling of two stores. The Company ended the third quarter with cash and cash equivalents of $1.25 million, checks drawn in excess of bank balances under its integrated cash management program of $2.78 million and borrowings under its credit facility of $3.97 million.

         The terms of the Company's $10.00 million credit facility dated April 19, 1998 and amended on August 12, 1998 with Foothill Capital Corporation ("Foothill") provides interest at prime plus two percent. Credit is generally available as the lesser of (a) a variable percentage ranging from 55% to 65% of eligible finished goods inventory, or (b) 80% of the inventory liquidation value, as determined by an appraisal, less any reserves. The Company is currently entitled to borrow $6.79 million net of reserves, of which $5.83 million is currently outstanding. As of October 31, 1998, $3.97 million was outstanding under the Foothill credit facility. The Company's outstanding balance under the line is cyclical and fluctuates significantly, depending on such factors as the weekly retail sales cycle, increases in eligible inventory, the timing of catalog mailings, as well as monthly rent and biweekly payroll obligations. As of October 31, 1998, the Company was in compliance with all provisions and covenants under the credit agreement.

         On an ongoing basis, the Company expects to continue to be able to finance a portion of its merchandise inventory costs by using vendor credit terms, generally ranging from 30 to 60 days. In addition to such vendor financing, subject to its meeting certain financial conditions, the Company may finance 55% to 65% of the cost of its inventory under the terms its credit line with Foothill.

         The Company's future plans in fiscal 1998 call for the closing of some of its most unprofitable stores, in addition to the eight stores that have already been closed. In the prior year, the Company had reserved $1.89 million for estimated asset write-offs and $1.31 million for closing expenses associated with the Company's extracting itself from lease obligations. In the second quarter of fiscal 1998, the Company reserved an additional $3.17 million for estimated asset write-offs and an additional $375,000 for closing expenses. As of October 31, 1998, eight stores had been closed and the related closing expenses were charged against this reserve. The remaining liability for store closing expenses as of Octo-ber 31, 1998 was $1.37 million. Further assessment of the future profitability of stores may result in additional provisions for store closings and impairment of long-lived assets. Store closings in addition to those already planned may occur following the holiday season depending upon sales, the costs of store closings and the availability of funds to finance such closings.

         The Company believes that its cash flow from operations and borrowings under its credit facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the end of fiscal 1998. Failure of 1998 holiday sales to meet the Company's expectations could result in additional cash requirements that could be difficult to satisfy in fiscal 1999 and could require the Company to further reduce its operating expenditures or to curtail operations, including the closing of additional stores. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated depending particularly upon continuing poor operating results and related factors, such as the willingness of Foothill and the Company's suppliers to provide credit terms. The Company may be required to seek additional sources of funds to support its ongoing operations, and there can be no assurance that such funds, if required, will be available on satisfactory terms. Failure to obtain such financing could impair the Company's future business, financial condition and operating results.

         The Company has been notified by the Nasdaq Stock Market that it has recently failed to maintain certain requirements concerning the minimum bid price per share of its Common Stock and the market value of its public float and that, in the absence of a request for an appeal, continued failure to meet either of these requirements will result in the de-listing of the Company's Common Stock from the National Market. The Company intends to request an appeal of the potential de-listing before the applicable deadline and obtain an extension of time to execute a plan to meet the National Market listing requirements. The Company understands that a hearing of the appeal and a decision from the Nasdaq Listing Qualification Panel could be expected in January or February of 1999. There can be no assurance, however, that the Company will be successful in its attempt to remain listed on the National Market. In the event of a de-listing, trading in the Company's Common Stock could continue over-the-counter or in the Nasdaq Small Cap Market. In such event, investors may find it more difficult to trade in the Company's Common Stock or to obtain accurate, current information concerning market prices.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a)   Exhibits:

       EXHIBIT
       NUMBER     DESCRIPTION

         11       Calculation of Earnings Per Common and Common Equivalent Share

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the third quarter of fiscal 1998.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GARDEN BOTANIKA, INC.
                                   Registrant



November 30, 1998                  /s/ Michael W. Luce
-----------------                  ---------------------------------------------
Date                               Michael W. Luce
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



November 30, 1998                  /s/ George W. Newman
-----------------                  ---------------------------------------------
Date                               George W. Newman
                                   Vice President & Controller
                                   (Principal Financial and Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                            (UNAUDITED)
                                                                             OCTOBER 31,        JANUARY 31,
                                                                               1998               1998
                                                                             -----------        -----------
                                                                               (AMOUNTS IN THOUSANDS)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                 $  1,257           $  8,594
   Short-term investments                                                          --                 --
   Inventories                                                                 22,831             23,747
   Prepaid expenses:
     Rent                                                                       1,639              1,640
     Other                                                                      3,001              1,033
   Receivable from lessors                                                        433                550
   Other                                                                          150                 --
                                                                             --------           --------
        Total current assets                                                   29,311             35,564

Property and equipment:
   Leasehold improvements                                                      50,088             53,030
   Furniture and equipment                                                     15,817             16,420
   Equipment under capital lease                                                  261                261
                                                                             --------           --------
                                                                               66,166             69,711
   Less accumulated depreciation and amortization                             (22,158)           (17,456)
                                                                             --------           --------
     Net property and equipment                                                44,008             52,255

Other assets                                                                       14                 18
                                                                             --------           --------
        Total assets                                                         $ 73,333           $ 87,837
                                                                             ========           ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Checks drawn in excess of bank balances                                   $  2,777           $  6,055
   Note payable to bank                                                         3,969                 --
   Accounts payable                                                             9,502              5,818
   Accrued salaries, wages and benefits                                         1,553              1,536
   Accrued sales tax                                                              503                398
   Reserve for store closing expenses                                           1,371              1,311
   Other                                                                        2,158                756
                                                                             --------           --------
        Total current liabilities                                              21,833             15,874

Deferred rent and other                                                         3,501              3,027
                                                                             --------           --------
        Total liabilities                                                      25,334             18,901

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                     --                 --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding            98,618             98,573
   Accumulated deficit                                                        (50,619)           (29,637)
                                                                             --------           --------
        Total shareholders' equity                                             47,999             68,936

        Total liabilities & shareholders' equity                             $ 73,333           $ 87,837
                                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                      (UNAUDITED)                        (UNAUDITED)
                                                             --------------------------------------------------------------------
                                                                     QUARTER ENDED                       39 WEEKS ENDED
                                                             ------------------------------      --------------------------------
                                                             OCTOBER 31,        NOVEMBER 1,        OCTOBER 31,         NOVEMBER 1,
                                                                1998               1997               1998               1997
                                                             -----------        -----------        -----------         ----------
Net sales                                                     $ 20,669           $ 21,284           $ 63,237           $ 70,075
Cost of sales (including buying and occupancy costs)            14,768             15,589             46,309             47,569
                                                              --------           --------           --------           --------
     Gross margin                                                5,901              5,695             16,928             22,506

Operating expenses:
   Stores and catalog                                            9,218              8,680             26,501             27,899
   General and administrative                                    2,495              2,719              7,555              7,969
Preopening and facility relocation expenses                         --                179                350                283
Provision for Store Closings                                        --                                 3,550
                                                              --------           --------           --------           --------
     Operating loss                                             (5,812)            (5,883)           (21,028)           (13,645)

Interest (expense) income, net                                      --                (35)                46                340
                                                              --------           --------           --------           --------
     Net loss                                                 $ (5,812)          $ (5,918)          $(20,982)          $(13,305)
                                                              ========           ========           ========           ========


     Net loss per share                                       $  (0.82)          $  (0.84)          $  (2.97)          $  (1.88)

Weighted average common and common
   equivalent shares                                             7,069              7,069              7,069              7,069




   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                                (UNAUDITED)
                                                                                              39 WEEKS ENDED
                                                                                        -----------------------------
                                                                                        OCTOBER 31,        NOVEMBER 1,
                                                                                          1998               1997
                                                                                        --------           --------
Cash flows from operating activities:
   Net loss                                                                             $(20,982)          $(13,305)
                                                                                        --------           --------

   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                         6,014              5,682
     Loss on retirement of property and equipment                                            450                 --
     Reserve for store closings                                                            3,174
     Changes in assets and liabilities:
       Inventories                                                                           916            (13,228)
       Prepaid rent  and other assets                                                     (1,996)             1,684
       Accounts payable and checks drawn in excess of bank balances                          406              1,115
       Accrued expenses                                                                    1,584                352
       Deferred rent and other                                                               474                421
                                                                                        --------           --------
          Total adjustments                                                               11,022             (3,974)
                                                                                        --------           --------
          Net cash used by operating activities                                           (9,960)           (17,279)
                                                                                        --------           --------

Cash flows from investing activities:
   Redemption (purchase) of short-term investments                                            --             20,426
   Additions to property and equipment                                                    (1,391)           (12,430)
                                                                                        --------           --------
          Net cash provided (used by) investing activities                                (1,391)             7,996
                                                                                        --------           --------

Cash flows from financing activities:
   Advances (payments) on note payable to bank                                             3,969              3,400
   Other, net                                                                                 45                 45
                                                                                        --------           --------
          Net cash provided by financing activities                                        4,014              3,445
                                                                                        --------           --------

(Decrease) increase in cash and cash equivalents                                          (7,337)            (5,838)
Cash and cash equivalents, beginning of period                                             8,594              7,205
                                                                                        --------           --------

Cash and cash equivalents, end of period                                                $  1,257           $  1,367
                                                                                        ========           ========

Supplemental disclosures:
   Cash paid for interest                                                               $     28           $      5
   Cash paid for income taxes                                                           $     --           $     --



   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1998 (UNAUDITED)


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

3. The results of operations for the quarterly period ended October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales and all of its profits have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this general pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings, changes in the Company's product mix and general economic conditions affecting consumer confidence and spending.

4. The Company's future plans in fiscal 1998 call for the closing of some of its most unprofitable stores, in addition to the eight stores that have already been closed. In the prior year, the Company had reserved $1.89 million for estimated asset write-offs and $1.31 million for closing expenses associated with the Company's extracting itself from lease obligations. In the second quarter of fiscal 1998, the Company reserved an additional $3.17 million for estimated asset write-offs and an additional $375,000 for closing expenses. As of October 31, 1998, eight stores have been closed and the related closing expenses have been charged against this reserve. The remaining liability for store closing expenses as of October 31, 1998 is $1.37 million. Further assessment of the future profitability of stores may result in additional provisions for store closings and impairment of long-lived assets. Store closings in addition to those already planned may occur following the holiday season depending upon sales, the costs of store closings and the availability of funds to finance such closings.

5. The terms of the Company's $10.00 million credit facility dated as of April 29, 1998 and amended on August 12, 1998 with Foothill Capital Corporation ("Foothill") provides interest at prime plus two percent. Credit is generally available as the lesser of (a) a variable percentage ranging from 55% to 65% of eligible finished goods inventory, or (b) 80% of the inventory liquidation value, as determined by an appraisal, less any reserves. As of October 31, 1998, approximately $3.86 million was outstanding under the Foothill credit facility. As of October 31, 1998 the Company was in compliance with all provisions and covenants under the credit agreement.