Form 10-K405
period 1999-01-30
GARDEN BOTANIKA INC
filed 1999-05-17
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED January 30, 1999

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [X]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF THE REGISTRANT HELD BY NONAFFILIATES OF THE REGISTRANT ON MAY 12, 1999, WAS $2,914,309. THE AGGREGATE MARKET VALUE WAS COMPUTED BY REFERENCE TO THE CLOSING PRICE OF THE STOCK ON THE OTC BULLETIN BOARD ON SUCH DATE. FOR THE PURPOSES OF THIS RESPONSE, EXECUTIVE OFFICERS AND DIRECTORS ARE DEEMED TO BE THE AFFILIATES OF THE REGISTRANT AND THE HOLDING BY NONAFFILIATES WAS COMPUTED AS 6,938,831 SHARES. IN MAKING SUCH CALCULATION, THE REGISTRANT DOES NOT DETERMINE THE AFFILIATE OR NONAFFILIATE STATUS OF ANY SHAREHOLDER FOR ANY OTHER PURPOSE.

THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT MAY 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH ITS 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III AND PART IV OF THIS FORM 10-K.

FORWARD-LOOKING STATEMENTS

        Certain statements within the following description of the business of Garden Botanika, Inc. ("Garden Botanika" or the "Company") and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, court actions related to the Company's bankruptcy filing; the Company's losses and lack of profitability to date; fluctuations and/or declines in comparable store sales results; competition; and the Company's ability to successfully implement changes in its business strategies.

                                     PART I

ITEM 1 - BUSINESS -

CHAPTER 11 FILING

        Garden Botanika is a botanically-based cosmetics company that currently operates 150 primarily mall-based retail stores in 31 states throughout the United States. On April 20, 1999 (the "Petition Date"), Garden Botanika filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Washington at Seattle, Washington (the "Bankruptcy Court"), Case No. 99-04464 (the "Chapter 11 Case"). As a result of the Chapter 11 Case, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Company, as debtor and debtor-in-possession, has continued to manage and operate its business, subject to the supervision and orders of the Bankruptcy Court.

        The Company expects to reorganize under Chapter 11 and propose a reorganization plan that provides for emergence from bankruptcy by or before 2001. Under the Bankruptcy Code, Garden Botanika has the exclusive right to file a reorganization plan through August 18, 1999 (the "Exclusive Period"), and the Bankruptcy Court may grant a request to extend the Exclusive Period. There can be no assurance, however, that the Company will propose a plan in a timely fashion or that, if requested, the Bankruptcy Court will grant an extension. After expiration of the Exclusivity Period with any extensions, creditors of the Company and other parties-in-interest have the right to propose their own reorganization plans. Although management expects to file a reorganization plan that provides the means for satisfying claims and interests in the Company, there can be no assurance that a plan will be proposed or that, if proposed, it will be confirmed by the Bankruptcy Court or that, if confirmed, it will be consummated. At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effects on the Company's business. Reference is made to
Item 7--"Management's Discussion and Analysis of Results of Operations and Financial Condition" and Report of Independent Accountants, which indicates doubt about Garden Botanika's ability to continue as a going concern.

        In addition to operating its 150-store base (excluding one outlet location, the "Retained Stores"), under authority of the Bankruptcy Court, the Company closed five stores and engaged the services of a liquidator that has been or is currently in the process of liquidating inventory at 90 other Company-leased store locations having leases that the Company intends to reject as part of its reorganization efforts. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts. In this context, "assumption" requires the Company, as a general matter, to perform its obligations and cure all existing defaults under the assumed contract or lease, and "rejection" means that the Company is relieved from its obligations to perform further under the rejected con-tract or lease, but is subject to a claim for damages for the breach thereof, subject to certain limitations contained in the Bankruptcy Code. Under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent provided under such lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, not to exceed three years, following the earlier of the Petition Date or the date on which the property is returned to the landlord.

GENERAL

        Garden Botanika offers a broad line of proprietary branded products including color cosmetics, skin care, body care and fragrances. Management believes that Garden Botanika's product line is unique in its use of natural plant oils, botanical extracts and herbal infusions to create highly functional and emotionally appealing products that have developed strong customer loyalty, particularly on the East and West Coasts. Since its founding in 1990 and its initial successes in opening stores in the Pacific Northwest and California, the Company developed a recognized brand identity that led to its rapid national expansion. The Company believes that its brand identity is based upon (i) high-quality products with botanically based formulations subject to strict ingredient guidelines; (ii) its value-oriented pricing; and (iii) a high-quality store experience, which the Company provides through its store design, customer service and the visual presentation of its products and signage.

        Garden Botanika's marketing and merchandising efforts have targeted a primary audience of 25- to 45-year-old women who seek an approachable alternative to the department store cosmetics counter. Unlike traditional cosmetic counters, the Company's stores invite experimentation and product trial in an upscale atmosphere that is intended to be both friendly and fun. In many markets, this environment has attracted a broad cross-section of consumers beyond its primary target, including younger customers who are attracted to the Company's "open sell" merchandising approach to cosmetics.

        After opening 167 stores in fiscal years 1995 and 1996, the Company slowed its rate of growth significantly, opening only 27 stores in fiscal 1997. The average performance of the Company's newer stores was substantially below historical experience and the Company's expectations, which the Company believes was the result of such stores being geographically dispersed and not having sufficient market penetration to benefit effectively from the Garden Botanika brand, as well as the result of facing intense competition from Bath and Body Works, the Body Shop and other specialty retailers and mass merchandisers. In fiscal 1998, the Company sought to close or obtain rent reduction for approximately 80 stores that failed to meet certain performance standards. The Company successfully closed 29 stores in fiscal 1998, and an additional seven stores were closed in fiscal year 1999 prior to the Petition Date. Due, in part, to the Company's inability to negotiate and fund out-of-court lease termination settlements with landlords at some of its other unprofitable locations, the Company filed its petition for reorganization with the Bankruptcy Court. On April 30, 1999, the Bankruptcy Court granted the Company the authority to reject leases at 95 store locations, leaving the Company with its base of 150 stores in markets that management believes can be made profitable.

        Garden Botanika achieved average annual sales per square foot of $280 in fiscal 1998, at the end of which the average age of its stores was 42 months. In fiscal 1998, the Retained Stores achieved average annual sales per square foot of $370, at the end of which the average age of these stores was 46 months. The Company's comparable store sales increased 7% and 1% during fiscal 1996 and 1997 and declined 13% in fiscal 1998.

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

        The Company believes that, in targeting their respective market segments, department stores on the one hand and the lower-priced mass distribution channels on the other did not address or serve adequately a significant market consisting of customers seeking a combination of quality products and reasonable pricing. A number of specialty retailers, including Garden Botanika, have addressed this market need by positioning themselves as alternatives to the high-priced, high-quality designer brands offered by department stores and the low-priced products sold by drugstores, mass merchandisers and supermarkets. Within the personal care segment of specialty retailers, Garden Botanika has sought to distinguish itself (i) by its high-value, quality branded product assortment, emphasizing color cosmetics, skin care and fine fragrance and (ii) by its customer service.

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

        In addition to offering conventional personal care lines such as cosmetics and skin care, Garden Botanika has developed specialty branded product lines to reinforce the uniqueness and expand the base of the Company's proprietary products. For example, the Spa Botanika line is intended to offer affordable luxury items such as body polishers, muds, soaks, tonics and special shampoos, and the Prefix line is designed to correct a woman's skin and facial imperfections before she applies her basic makeup. The Company also develops new lines to capitalize on market or seasonal trends, such as its Gardener Botanika seasonal line of intensive skin care for those with active, outdoor lifestyles. The Company intends to introduce new specialty branded product lines in the future on a regular basis and will replace older product lines with new ones in accordance with customer demand.

        Product Pricing. Garden Botanika is committed to providing high value to its customers. The Company seeks to price its products at a substantial discount to those offered at department stores for comparable products. In addition, the Company regularly monitors the price levels of comparable products offered by its competitors, including specialty retailers. Garden Botanika is committed to making pricing adjustments to ensure that its products remain competitive. Short-term promotional offerings of particular products are intended to provide greater savings and generate additional sales.

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

NEW PRODUCT DEVELOPMENT

        Garden Botanika is committed to the introduction of new products and formulations on a regular basis. The Company also devotes substantial resources to monitoring, market by market, which products are becoming more or less important to its customers and uses this information in its new product development efforts. For example, soon after consumers showed interest in products containing alpha hydroxy acids, the Company introduced its Skin Renewing treatment and lotions with a fruit-based acid complex, and it recently added an anti-aging Vitamin C Treatment to take advantage of newer technologies. Similarly, the Company's Transparencies line was introduced to capitalize on a market trend for bright and fresh fragrances (in contrast, for instance, to more heavy traditional floral scents). The Company believes that its ability to develop, test and market new products can help reinforce the appealing, fresh nature of the Garden Botanika brand.

        In October 1995, Garden Botanika acquired a manufacturing facility that, depending on seasonal needs, employs 20 to 30 persons in Oceanside, California. The Company's control of its product development and manufacturing capabilities allows for in-house research and development and the introduction of new products more quickly and at a lower cost. In addition, the Company's laboratory capabilities acquired allow for quality testing of the products it manufactures as well as those products produced for Garden Botanika by outside suppliers.

STORE ENVIRONMENT

        The Company seeks to offer an attractive store environment that showcases its product offerings and promotes product testing and trial by its customers. Garden Botanika's brightly lit stores were designed to project an upscale atmosphere and to reinforce the Company's distinctive brand image. Since opening its first store in August 1990, Garden Botanika has refined its store design to establish a distinctive image in the marketplace. The current design of the Company's stores incorporates neutral white fixtures with merchandise displays and product arrangements that allow for self-selection. In August 1996, Garden Botanika opened its first store incorporating a Color Studio into its prototype design, with makeover stations and a significantly expanded assortment of color cosmetics displayed to allow for in-store experimentation and trial. Twenty-six of the Company's 149 Retained Stores contain Color Studios and average 1,733 square feet per store. Excluding the Color Studio stores, the average size of the Company's Retained Stores is 1,123 square feet per store with sizes ranging from 648 to 1,847 square feet.

STORE LOCATIONS

        In selecting store sites, the Company generally sought high-traffic locations within regional malls, generally ranging from 1,000 to 1,500 square feet for its traditional stores and from 1,500 to 2,100 square feet for its newer Color Studio format. The following map shows the number of stores in each state:


                             [MAP GRAPHIC OMITTED]

MARKETING

        The Company's marketing strategy is to create brand awareness through positive experiences with the Company's products, through its discount-based customer loyalty program, through high-value promotional offerings, and by exploiting alternate channels of distribution, such as a hotel amenities program and an Internet website that can help build recognition of the "Garden Botanika" name. Catalog operations have also been an important element of Garden Botanika's efforts to create brand awareness and encourage store visits. The Company typically uses its in-house mailing list of store customers to target catalogs, direct-mail postcards and folios to support promotions and new product introductions, which are reinforced with point-of-sale materials and bright in-store displays. The Company has begun to experiment with the form, contents and frequency of its direct-mail retail advertising in an effort to be more cost effective.

        Garden Botanika also operates a mail-order division for sales to customers who are outside of areas served by its stores, or who simply prefer to purchase by mail or telephone. In fiscal 1996, the Company committed significant resources in mailings to new prospects to build a "house file" of mail-order customers. In fiscal 1997 and 1998, to reduce mailing and printing costs, the Company significantly decreased prospect mailings and focused its efforts on the more productive house file of established and active mail-order customers. As expected, the strategy resulted in significantly lower mail-order sales from reduced circulation. The Company currently intends to limit future prospecting mailings and will seek to maintain its list of mail-order customers at its present size.

        To a large extent, the Company relies on its store locations and signage, its colorful visual presentations of products, and word-of-mouth advertising to attract prospective customers into its stores. Garden Botanika offers value-priced bundles of many of its most popular products on a regular basis to promote trial use.

STORE OPERATIONS

        Management and Employees. The Company's stores are organized into three geographic regions (East, Midwest and West), each of which has a regional director who is responsible for store operations within her region and who reports to the Company's Director of Stores. The Company's district managers report to the regional directors and frequently visit the cluster of approximately ten to 15 stores within their respective geographic areas to monitor performance and ensure adherence to the Company's operating standards. The typical staff of a Garden Botanika store consists of one store manager, one assistant store manager and five to seven additional hourly sales associates, most of whom work part-time. The typical Color Studio store staff includes a second assistant store manager and a total of seven to nine hourly sales associates. The Company intends for store employees to focus substantially all of their efforts on customer service. As a consequence, the Company has centralized as many administrative functions as possible, including all buying, development of in-store merchandising displays, inventory allocation, human resources and accounting functions, at its Redmond, Washington corporate office.

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

        District managers participate in an incentive plan that ties compensation awards to the achievement of specified sales and other financial performance criteria, and each store manager can receive a commission based on a percentage of store sales above certain pre-established target levels. The Company also seeks to instill enthusiasm and dedication in its sales associates through targeted promotions, including prizes for successful sales efforts, and regularly solicits employee suggestions regarding store operations.

SUPPLIERS AND PURCHASING

        The Company deals with its suppliers principally on an order-by-order basis and, with the exception of certain packaging orders, has no long-term purchase contracts or other contractual assurance of continued supply or pricing with its suppliers. In fiscal 1998, the Company's largest supplier, Classic Cosmetics, accounted for approximately 10% of the Company's purchases, and approximately 60% of the Company's purchases of raw materials, finished products, packaging and other supplies were obtained from its 15 largest suppliers. During that time, a significant portion of the Company's merchandise purchases originated from independent foreign manufacturers, located primarily in Canada, the Far East and Germany, with the majority of those purchases consisting of finished accessories and packaging. Based on the current capabilities of its manufacturing division and available equipment, the Company contemplates manufacturing approximately 30% of its production requirements from its own facilities. Provided suppliers can be assured of payment, the Company does not anticipate any significant difficulty in obtaining satisfactory or adequate sources of supply.

        The Company maintains its own central buying staff, which negotiates payment terms and discounts and generally determines inventory allocation among the stores. In many instances in which the Company does not manufacture products itself, its ownership of substantially all of its formulas allows it to obtain favorable pricing through competitive bidding. The Company's buyers consistently utilize computerized management information systems to monitor the flow of merchandise and to seek to ensure that in-stock availability will be maintained in accordance with customer demands and the specific requirements of each store. However, because of the lead time required for manufacturing, the unanticipated popularity of certain new product introductions and other factors, the Company has occasionally experienced in-store shortages of particular items.

STORE DISTRIBUTION

        Management believes that the Company's retail store distribution system allows it to support a wide selection of inventory in its stores while minimizing inventory requirements and maintaining effective inventory control. The Company currently leases distribution facilities, consisting of approximately 110,000 square feet, in Ontario, California. Merchandise is delivered by suppliers to these facilities, where relevant information is entered into the Company's computerized management information system. Merchandise is then allocated to stores on the basis of sales trends, historical patterns and anticipated responses to special promotions. Inventory is typically shipped to stores on a weekly or bi-weekly basis using an independent delivery service, thereby providing each store with a steady flow of merchandise. The Company strives to keep substantially all of its in-store inventory on display and available for sale. The Company's information and control systems have enabled management to manage store inventories and ensure better in-stock availability by tracking local preferences and historical merchandise sales of each store.

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

        The Company's overall catalog strategy focused, first, on the acquisition of names and improved segmentation of prospective and active customer files, so that mailings could be directed most effectively. In the first seven months of fiscal 1998, as the second part of a three-year strategy, the Company mailed only to the most productive segments of its active store customer lists and significantly decreased prospect mailings for mail-order sales, thus focusing its marketing efforts on the more productive house file of active mail-order customers. While this resulted in lower circulation and reduced mail-order sales, the strategy also significantly reduced overall mailing and printing costs and was implemented to improve the Company's goal of achieving profitability. Beginning in September 1998 through the holiday season, the Company mailed a re-launched catalog having more editorial space more deeply into its active customer list. With more limited resources, the Company intends to more narrowly focus its retail catalog mailings in the current year. In fiscal 1998, the Company prepared and circulated nine editions of its catalog, which averaged 41 pages, three shorter folios and two postcards, with total mailings of approximately 19.44 million.

MANAGEMENT INFORMATION SYSTEMS

        Garden Botanika's management information systems include integrated store, distribution and financial systems. These systems utilize UNIX-based minicomputers to run third-party software, and the Company currently relies on two related outside vendors for both its software and the day-to-day support of its systems. Sales information is updated daily in the sales audit and merchandise reporting systems by polling transaction data from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, scanning of bar-coded tickets and capture of credit information and payroll hours. The POS system also tracks store-initiated transfers, which are uploaded to the host system, and price changes, which are downloaded into the POS devices. Nightly communication with the stores enables the Company to receive store transfer and physical inventory details and updates for the Company's in-house customer database. Information obtained from nightly polling also results in automatic merchandise replenishment on a weekly or biweekly basis in response to the specific SKU requirements of each store. The Company evaluates information obtained through such reporting to implement decisions regarding merchandising assortment, allocation and markdowns. In addition, this information allows the Company to forecast purchasing requirements for its distribution center based on the combination of recent sales trends and historical purchase patterns. The Company also has installed
(i) a computerized warehouse management system at its distribution center, which tracks and directs, as needed, inventory, warehouse space and labor resources; and (ii) an integrated manufacturing information system, which is designed to interface with its basic retail information system. This latter system monitors work-in-progress, project inventory requirements from third-party suppliers and better allows the Company to place raw material and component purchase orders as required. The Company believes that its management information systems are an important factor in allowing it to efficiently support its size and maintain a competitive industry position.

        The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to the year 2000. The Company's two outside vendors that supply its management information systems have represented to the Company that they have made the necessary modifications to their computer systems, applications and business processes, which the Company has acquired, or will acquire, as it obtains updated versions of its software packages. The costs associated with this effort are expected to be incurred through 1999 and are not expected to have a material impact on the Company's financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

COMPETITION

        The personal care, make-up and fragrance businesses are highly competitive. The Company's prod-ucts compete directly against personal care, make-up, fragrance and other functionally similar products sold through a variety of channels, including department stores, drugstores, mass merchandisers, supermarkets, telemarketing programs, television "infomercials" and catalogs. The Company competes against a number of companies, many of which have substantially greater resources and better name recognition than the Company and which sell their products through broader distribution channels. Some department stores have introduced less expensive product lines that the Company believes compete more directly with its products.

        The Company also competes directly against mall-based specialty retailers of personal care and other products, including national and international chains such as Bath and Body Works, Victoria's Secret, The Body Shop and Crabtree & Evelyn, as well as local and regional specialty retailers. The number of specialty retail outlets selling personal care products has increased significantly in recent years, and the lack of significant barriers to entry may result in new competition. Management believes that the primary elements of competition in its business are quality, price, customer service, brand recognition and market penetration. The Company also believes that successful competition in the personal care industry depends on both the regular introduction of new and appealing products and customer acceptance of its store environment.

EMPLOYEES

        At May 12, 1999, the Company employed approximately 1,325 persons, of whom approximately 1,200 were Retained Store employees. Of the latter, approximately 25% were full-time employees and approximately 75% were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs and has increased by as much as 40% during peak selling periods. At May 12, 1998, the Company employed approximately 125 non-store employees in its corporate headquarters, its distribution center, manufacturing division and in different parts of the country as regional or district managers.

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

GOVERNMENTAL REGULATION

        The Company and its products are subject to regulation by the FDA and the FTC in the United States, as well as various other federal, state and local regulatory authorities. Such regulations relate principally to the ingredients, labeling, packaging and marketing of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as with applicable federal, state, local and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current fiscal year or expected in the near future.

ITEM 2 - PROPERTIES -

        The Company currently leases all of its existing store locations and expects that its policy of leasing, rather than owning, will continue. The Company's store leases generally provide for initial lease terms of five to 12 years. Management believes that these terms, in contrast to longer lease terms, allow the

Company flexibility to respond to changing market conditions. Rent is generally the greater of a percentage, ranging from 5% to 8%, of the store's sales volume or a fixed minimum base rent. Lease rental payments are also subject to annual increases for taxes, common area maintenance and insurance. See Notes to Financial Statements.

        In fiscal 1998 and 1999, prior to the Petition Date, the Company negotiated 34 lease termination agreements and closed 36 stores. Under authority granted by the Bankruptcy Court in the Chapter 11 Case, the Company has retained the services of a liquidator that has been or currently is in the process of closing 95 additional stores, as well as one of two office buildings previously used as part of its Redmond, Washington corporate headquarters.

        As current leases expire, assuming relationships with landlords are good, the Company believes that it will be able either to obtain lease renewals for present store locations, if desired, or to obtain leases for equivalent or better locations in the same general area. However, the Company's one experience to date in attempting to renew a lease for an existing location resulted in non-renewal and abandonment of that store location because of the increase in rent sought by the landlord. There can be no assurance that lease renewals can be obtained in the future on favorable terms.

        In addition to its stores, the Company currently leases approximately 5,600 square feet of office space in Redmond, Washington for its corporate headquarters and catalog call and customer service center. The Company also leases approximately 110,000 square feet in Ontario, California as its principal distribution and basket fabrication facility. To support its manufacturing capabilities, the Company leases an 8,700 square-foot building and storage facility in Oceanside, California. The Company believes that its facilities are adequate for its business as currently conducted.


ITEM 3 - LEGAL PROCEEDINGS -

CHAPTER 11 FILING

        On April 20, 1999, Garden Botanika filed a voluntary petition for relief under the Bankruptcy Code, Chapter 11, Title 11 of the United States Code, with the United States Bankruptcy Court for the Western District of Washington, Seattle, Washington 98101, Case No. 99-04464. Under Section 362 of the Bankruptcy Code, during the Chapter 11 Case, creditors and other parties in interest may not, without Bankruptcy Court approval: (i) commence or continue judicial, administrative or other proceedings against the Company that were or could have been commenced prior to commencement of the Chapter 11 Case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the Company; (iii) take any action to obtain possession of or exercise control over property of the Company or its estate;
(iv) create, perfect or enforce any lien against the property of the Company;
(v) collect, assess or recover claims against the Company that arose before the commencement of the case; or (vi) set off any debt owing to the Company that arose prior to the commencement of the case against a claim of such creditor or party in interest against the Company that arose before the commencement of the case.

        Although the Company is authorized to operate its business and manage its properties as a debtor-in-possession, it may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. Any damages resulting from rejection are treated as general unsecured claims in the reorganization case, subject to certain limitations under the Bankruptcy Code.

        Under the Bankruptcy Code, as a general matter, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and undersecured debt does not accrue interest after the Petition Date. Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 Case are generally allowable against the Company in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including without limitation those which arise in connection with the rejection of executory contracts and leases, are expected to be substantial. The Company has established certain reserves approximating what the Company believes will be its liability under some of these claims.

PLAN OF REORGANIZATION PROCEDURES

        For the Exclusive Period of 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a reorganization plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptances to any plan so filed. The Bankruptcy Court may increase or decrease the Exclusive Period for cause shown, and, as long as the Exclusive Period continues, no other party may file a reorganization plan. Given the magnitude of the operations of the Company and the number of interested parties asserting claims that must be resolved in the Chapter 11 Case, the plan formulation process is complex. If a Chapter 11 debtor fails to file its plan during the Exclusive Period or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder or a committee of creditors, may file a reorganization plan for such Chapter 11 debtor.

        Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 Case, in general, or the effects of the Chapter 11 Case on the business of the Company or on the interests of creditors. Any reorganization plan is likely, however, to result in a minimal, if any, distribution to existing shareholders.

        Generally, after a plan has been filed with the Bankruptcy Court, it will be sent, with a disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any such plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

        To confirm a plan, the Bankruptcy Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and (iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

OTHER LEGAL PROCEEDINGS

        In the ordinary course of business, Garden Botanika is a party to various legal actions which it believes are routine in nature and incidental to the operation of its business. In the opinion of management, apart from claims involved in the Chapter 11 Case, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

        No matters were submitted to a vote of shareholders during the quarter ended January 30, 1999.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS -

        From its initial public offering on May 22, 1996 until February 1, 1999, the Company's Common Stock was traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "GBOT." The Common Stock was delisted from the Nasdaq Stock Market on February 1, 1999. Since February 1, 1999, the Company's Common Stock has been traded on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low closing sale prices of the Company's Common Stock for the fiscal quarters indicated.

           QUARTER                                      HIGH           LOW
           -------                                     -------        ------
        FISCAL 1997:
          First quarter .......................        $10.875        $5.125
          Second quarter ......................        $ 6.625        $4.325
          Third quarter .......................        $ 6.875        $3.875
          Fourth quarter ......................        $ 5.063        $1.938

        FISCAL 1998:
          First quarter .......................        $ 2.188        $1.375
          Second quarter ......................        $ 1.531        $0.813
          Third quarter .......................        $ 0.719        $0.219
          Fourth quarter ......................        $ 1.000        $0.375

        FISCAL 1999:
          First quarter .......................        $ 0.531        $0.219
          Second quarter (through May 12, 1999)        $ 0.469        $0.375


        The last sale price of the Company's Common Stock on May 12, 1999, as reported by the OTC Bulletin Board, was $0.42 per share.

        As of May 12 1999, there were 277 holders of record of the Company's Common Stock.

        The Company has not paid, and has no current plans to pay in the foreseeable future, dividends on its Common Stock. As detailed in Item 3--"Legal Proceedings," the Company has filed for protection under Chapter 11 of the Bankruptcy Code and the Company is precluded from paying dividends until such case is concluded. Additionally, the terms of the Company's bank line of credit prohibit the payment of cash dividends to holders of Common Stock without the lender's consent.

ITEM 6 - SELECTED FINANCIAL DATA -

                                                                              FISCAL YEAR ENDED
                                                   ---------------------------------------------------------------------------
                                                   JAN. 28,        FEB. 3,          FEB. 1,          JAN 31,          JAN 30,
                                                     1995          1996(1)           1997             1998             1999
                                                   --------        --------        ---------        ---------        ---------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SQUARE FOOT AND PER SHARE DATA)
RESULTS OF OPERATIONS DATA:
      Net sales .............................      $ 27,510        $ 55,339        $  92,465        $ 114,591        $ 102,815
      Cost of sales (including buying
        and occupancy costs) ................        15,521          31,448           52,551           73,846           71,817
                                                   --------        --------        ---------        ---------        ---------
      Gross margin ..........................        11,989          23,891           39,914           40,745           30,998
      Operating expenses:
        Stores and catalog ..................         8,956          18,746           35,544           39,524           39,136
        General and administrative ..........         3,917           6,041            8,871           10,919           12,021
      Preopening and facility relocation
        expenses ............................           733             798            1,426              397              323
      Provision for store closings and
         impairment loss on long-lived assets            --              --               --            5,800           27,400
      Interest income, net ..................           230              30              994              315              (92)
                                                   --------        --------        ---------        ---------        ---------
      Net loss ..............................      $ (1,387)       $ (1,664)       $  (4,933)       $ (15,580)       $ (48,034)
                                                   ========        ========        =========        =========        =========
      Basic and diluted loss per share(2)....      $  (0.43)       $  (0.44)       $   (0.80)       $   (2.20)       $   (6.79)
      Cash dividends declared per
       common share .........................            --              --               --               --               --
      Weighted average common
        shares (000's)(2) ...................         3,209           3,756            6,146            7,069            7,069
      Capital expenditures ..................      $ 11,439        $ 16,800        $  24,225        $  14,161        $   1,401

SELECTED OPERATING DATA:
      Stores open at period-end .............            86             152              253              280              252
      Average square footage of stores
       opened during period .................         1,077           1,256            1,362            1,693            2,058
      Sales per square foot(3) ..............      $    535        $    458        $     387        $     324              280
      Average store age (in months) .........            16              18               20               30               42
      Comparable store sales increase(4) ....            34%             16%               7%               1%             (13)%
      Number of catalogs mailed (000's) .....         2,311           5,021           15,933           16,753           19,441

BALANCE SHEET DATA (AT PERIOD-END):
      Working capital .......................      $  1,415        $  2,662        $  36,315        $  19,690        $   5,647
      Total assets ..........................      $ 25,518        $ 47,137        $ 103,523        $  87,837        $  42,087
      Note payable to bank ..................            --        $  2,540               --               --               --
      Shareholders' equity ..................      $ 18,183        $ 33,117        $  84,456        $  68,936        $  20,961


(1)     The fiscal year ended February 3, 1996 was a 53-week year.

(2) Based on the weighted average number of common and preferred shares outstanding after giving effect to the conversion of all Preferred Stock into Common Stock in fiscal 1996. See Notes to Financial Statements.

(3)     For stores open at beginning of period indicated.

(4) Stores enter the comparable store base upon completing one full fiscal year of operation. The numbers of comparable stores used to compute such percentages were 41, 86, 152, 253 and 252 in fiscal years 1994 through 1998, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -

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

GENERAL

        On April 20, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Western District of Washington. For further discussion of the Chapter 11 proceedings, see Item 1--"Business--Chapter 11 Filing;" Item 3--"Legal Proceedings;" and Note 1 to Notes to Consolidated Financial Statements. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations (see "Liquidity and Capital Resources" and Note 1 to "Notes to Consolidated Financial Statements"). Realization of its assets and liquidation of its liabilities at their recorded amounts is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. Because of the seasonality of its mall-based business, the Company has historically experienced net losses in the first three quarters of each fiscal year and expects that this pattern will continue in fiscal 1999.

        From opening its first store in August 1990 to the Company's initial public offering in May 1996, Garden Botanika pursued an aggressive growth strategy, establishing itself as a leading market presence in core markets in the Pacific Northwest, California and parts of the East Coast. This growth was fueled by double-digit comparable store sales increases for the fiscal years 1993 through 1995. The most rapid period of expansion occurred in 1995 and 1996, when the Company opened 66 and 101 stores, respectively. The 167 stores opened in these years performed significantly below historical experience and the Company's expectations, which the Company believes was due, at least in part, to the fact that these stores were geographically widely dispersed from other Garden Botanika stores and thus did not have sufficient market penetration to effectively build and benefit from the Garden Botanika brand. These new stores, representing approximately 60% of the Company's store base at the time, adversely affected the performance of the Company as a whole, and comparable store sales increased only 7% in fiscal 1996. Brand awareness and name recognition were slow to develop in many new markets, a disproportionate number of which consisted of only one or two stores, and competition from Bath and Body Works, Victoria's Secret, the Body Shop and other specialty retailers and mass merchandisers increased substantially.

        In 1997, in an effort to boost sales, the Company undertook an extensive remerchandising program with the goal of increasing store level productivity and improving inventory turnover. As part of this program, the Company narrowed its product assortment, discontinuing approximately 275 SKUs (or 30% of the total) by eliminating certain product types and reducing the number of sizes in which others were offered. In order to move discontinued inventory, the Company held clearance sales, adversely impacting comparable store sales and margins. In order to make the Garden Botanika shopping experience more customer-friendly, the Company also invested over $2 million as part of a strategy to soften the appearance of the Company's stores. In addition, the Company focused its catalog mailings on its most productive list of existing mail-order customers, reducing the use of the catalog for customer prospecting in new markets. By narrowing catalog distribution and condensing the catalog itself, the Company significantly reduced catalog-related expenses as circulation and pages mailed fell by 40% and 56%, respectively. As a result of the remerchandising campaign, the narrowed catalog operations and other factors, same store sales only increased 1% in fiscal 1997, including a 4% decline in the fourth quarter, the first quarterly comparable store sales decline in the Company's history.

        In order to reverse declining trends in 1998, the Company sought to increase comparable store sales with, among other things, an emphasis on value pricing and gift strategies, the sale of memberships in the Company's new discount shopping "Garden Club" program and, beginning in September, increased circulation of an expanded retail catalog. The Company also sought to leverage the Garden Botanika brand by making use of new channels of distribution, such as licensing and direct commercial sales. In its efforts to achieve profitability, the Company began to negotiate with landlords for rent concessions and/or lease terminations at the Company's more poorly performing stores. The deterioration of the Company's comparable store sales and the resulting limitations on its resources restricted the Company in many of these efforts. With limited resources to acquire inventory, the Company focused on acquiring promotional items, and the in-stock position of everyday core product lines was, as expected, adversely affected. In addition, the aggressive catalog marketing program in the second half of the year increased advertising expense, while the value-priced gift strategy and customer loyalty discounts added pressure on gross margin. In order to reduce the rate of losses, the Company began to close unprofitable stores, primarily in isolated markets in the South and Midwest. Comparable store sales decreased 13% in fiscal 1998.


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

        Historical Net Losses; Bankruptcy Filing. During fiscal years 1996 through 1998, respectively, the Company incurred net losses of $4.93 million, $15.58 million and $48.03 million. As of the end of fiscal 1998, the Company had an accumulated deficit of $77.67 million, and there can be no assurance that the Company will generate profits in future periods. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, subject to the Bankruptcy Court's jurisdiction. The Company's future operating results will depend upon a number of factors, particularly Bankruptcy Court actions relating to the Company's bankruptcy, the Company's ability to obtain approval of and implement a plan of reorganization, the performance of its stores, the level of competition and its success in identifying and responding to emerging trends in the personal care products industry. The Company's achievement of profitability, if any, will depend upon a number of additional factors, including the Company's ability to (i) stimulate brand awareness and attract customers in stores where it has not been profitable to date; and (ii) obtain targeted sales volumes through attractive products and competitive pricing, while maintaining acceptable gross margins.

        Dependence on Line of Credit; Limited Resources. Like many mall-based specialty retailers, the Company experiences substantial seasonal fluctuations in its sales and operating results, with its largest sales volumes in the months of November and December. The Company currently expects to incur losses during the first three quarters of 1999 and will need to borrow under a line of credit to finance its current operations as well as its inventory build-up and increasing operating costs prior to the holiday season. On April 23, 1999, the Company entered a Loan and Security Agreement with BankBoston Retail Finance Inc. ("BankBoston") under which BankBoston agreed to provide the Company, as a debtor-in-possession and subject to the Bankruptcy Court's approval, with a two-year $7.0 million revolving line of credit, subject to certain operating covenants and financial conditions (the "DIP Facility"). The maximum amount that can be advanced at any one time under the DIP Facility is calculated as a percentage of the net liquidation value of the Company's inventory. Operating restrictions under the DIP Facility and other limitations on the Company's borrowing ability and access to funding generally may also limit the Com-pany's ability to pursue certain business initiatives that it might otherwise undertake in an effort to increase sales. The Company's limited resources, and the limited resources and/or unwillingness of its suppliers to continue doing business with the Company after taking account of the circumstances surrounding the Chapter 11 Case, could have further adverse impacts on the Company's business.

        Declines in Comparable Store Sales. A variety of factors affect the Company's comparable store sales, including, among others: the Company's ability to obtain inventory and execute its business strategy efficiently; the retail sales environment and the level of competition; acceptance of new product introductions; the mailing of the Company's catalogs; and general economic and competitive conditions. The Company experienced monthly and quarterly comparable store sales declines throughout fiscal 1998 and to date in fiscal 1999. The Company's comparable store sales decreased 13% in fiscal 1998. This trend has continued in February, March and April of 1999, as comparable store sales declined, respectively, 16%, 7% and 14%. There can be no assurance that comparable store sales for any particular period will not continue to exhibit decreases from prior years.

        Turnover and Dependence on Key Personnel. The Company has experienced significant turnover among its senior management and corporate staff, including the resignations in fiscal 1998 and 1999 of the Company's President and Chief Executive Officer, Senior Vice President--Operations and Vice President of Stores. The Company has elected to replace these individuals from within. The Company is dependent upon the efforts of its current key officers and employees, including Arlee J. Jensen, President, Chief Executive Officer and a director; and George W. Newman, Vice President, Chief Financial Officer and a director. The loss of either of these individuals could adversely affect the Company's business, financial condition and operating results. The Company has obtained insurance on the life of Ms. Jensen in the amount $1.00 million. There can be no assurance that the Company will be able to attract, motivate or retain key employees and qualified personnel in the future.

        Competition. The personal care, makeup and fragrance businesses are highly competitive. The Company's products compete directly against functionally similar products sold through a variety of retail channels, including department stores, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials", shopping channels and catalogs. The number of specialty retail outlets selling personal care products, either exclusively or as an extension of a related brand (such as a clothing brand), has increased significantly in recent years. This has led to an increasingly competitive marketplace that the Company believes has had, and may continue to have, an adverse effect on the Company's business, financial condition and operating results. Should any of the Company's competitors reduce prices, the Company may be required to implement price reductions in order to remain competitive, which could also have an adverse impact on its business, financial condition and operating results. The Company believes that success in the personal care industry depends, in part, on the regular introduction of new and attractive products. In a competitive environment, there can be no assurance (i) that the Company will be able to develop original and attractive new products or (ii) that sales of new products will justify the costs associated with their development and marketing and will not adversely affect sales of the Company's preexisting products.

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

        Store Advertising Expenses. The Company's store advertising program is built primarily around the Garden Botanika catalog, which, in addition to its role in mail-order sales, is mailed to certain active customers of existing stores. In fiscal 1999, the Company intends to further reduce the number of catalogs mailed per store by focusing on what it believes are or will be its most productive store customers in order to justify the cost of the mailings. There can be no assurance that the Company's more focused store advertising and reduced number of mailings will not result in further declines in comparable store sales. Apart from its catalog and related mailings, the Company does not advertise in the print or broadcast media, as do many of its competitors which may put the Company at a competitive disadvantage. Postal rates, delivery charges and paper and printing costs directly affect the cost of the Company's store advertising program, as well as its mail-order business, and a significant increase in any of these expenses could adversely affect the Company's overall business, financial condition and operating results.

        Concentration of Suppliers. In fiscal 1998, approximately 60% of the Company's purchases of raw materials, finished product, packaging and other supplies were obtained from the Company's 15 largest suppliers, with the Company's largest supplier accounting for approximately 10% of such purchases. With the exception of certain packaging orders, the Company has no long-term contracts or other contractual assurance of continued supply, pricing or access to new products. The inability, failure or unwillingness of one or more principal vendors to continue to supply the Company could have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to acquire desired materials in sufficient quantities on acceptable terms in the future on a timely basis.

        Regulation and Potential Claims. The Company's advertising and product labeling practices are subject to regulation by the Federal Trade Commission (the "FTC"), and its cosmetic manufacturing practices are subject to regulation by the Food and Drug Administration (the "FDA"), as well as various other federal, state and local regulatory authorities. Federal, state and local regulations in the United States that are designed to protect consumers or the environment have had, and can be expected to have, an increasing influence on product claims, manufacturing, contents and packaging. The nature and use of personal care and other products sold by the Company could also give rise to product liability claims if one or more of Garden Botanika's customers were to suffer adverse reactions or injury following use of its products. Such reactions could be caused by various factors, many of which are beyond the Company's control, including hypoallergenic sensitivity, defective manufacture by one or more of the Company's suppliers, the possibility of malicious tampering with the Company's products and the unforeseen discovery of harmful effects in one or more of the ingredients used in the Company's products. In the event of such an occurrence, the Company could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales.

                                                                     FISCAL YEAR ENDED(1)
                                                          ---------------------------------------------
                                                            FEB. 1,         JAN. 31,          JAN. 30,
                                                             1997             1998              1999
                                                          ---------        ----------        ----------
Net sales (in thousands) ...........................      $  92,465        $  114,591        $  102,815
                                                          =========        ==========        ==========

Net sales ..........................................          100.0%            100.0%            100.0%
Cost of sales (including buying and occupancy costs)           56.8              64.4              69.9
                                                          ---------        ----------        ----------
Gross margin .......................................           43.2              35.6              30.1
Operating expenses:
   Stores and catalog ..............................           38.4              34.5              38.1
   General and administrative ......................            9.6               9.5              11.7
Preopening and facility
   relocation expenses .............................            1.5               0.3               0.3
Provision for store closings and
   impairment loss on long-lived assets ............             --               5.1              26.6
                                                          ---------        ----------        ----------
Operating loss .....................................           (6.4)            (13.9)            (46.6)
Interest income, net ...............................            1.1               0.3              (0.1)
                                                          ---------        ----------        ----------
Net loss ...........................................           (5.3)%           (13.6)%           (46.7)%
                                                          =========        ==========        ==========

----------

(1)     Percentage amounts may not total 100% due to rounding.


FISCAL 1998 VS. FISCAL 1997

        General. The Company operated 252 stores at the end of fiscal 1998, compared to 280 stores at the end of fiscal 1997. There were 3,247 store months of operations during fiscal 1998 versus 3,212 store months in the prior period, an increase of 1%. The average age of the Company's stores increased from 30 months to 42 months.

        Net Sales. Net sales for fiscal 1998 were $102.82 million, compared to net sales of $114.59 million for fiscal 1997. The decrease of $11.77 million, or 10.2%, in net sales was due primarily to a 13% decrease in comparable store sales over the prior year, resulting from a decrease in the number of customer transactions. Such decreases were partially offset by (i) the sale of annual memberships in the Company's discount-based customer loyalty program and (ii) commercial sales for the year in the amount of $940,000. Membership sales are amortized over the course of twelve months, and the recorded revenue in fiscal year 1998 was $1.0 million based on total membership sales of $2.7 million. The decrease in sales was also affected by a 26.0% decline in mail-order sales, resulting primarily from a planned reduction in catalog circulation.

        Annual sales per square foot in fiscal 1998 declined by 14.0%, to $280, due primarily to the decrease in sales from fewer customer transactions.

        The Garden Botanika catalog is used as the Company's primary marketing vehicle by both the store and mail-order divisions. In an effort to increase sales in fiscal 1998, the Company mailed a total of approximately 19.4 million catalogs, folios and postcards, compared to approximately 16.8 million catalogs mailed in fiscal 1997, an increase of 15%. This was due to a 21% increase in retail catalog mailings, partially offset by a 47% decrease in mail-order mailings. Despite the larger decrease in mailings, mail-order sales in fiscal 1998 declined by only 26% over the prior year, to $3.2 million, representing 3% of total sales compared to 4% the prior year. Included in mail-order sales for fiscal 1998 are Internet sales of $128,000.

        Gross Margin. Gross margin declined as a percentage of net sales from 35.6% in fiscal 1997 to 30.1% in fiscal 1998. This decline reflected primarily the effects of: (i) relatively fixed store occupancy costs (especially in the Company's newer classes of stores) in a period of declining comparable store sales, (ii) increased shrinkage and writeoffs for damaged products, and (iii) markdowns of primarily discontinued products at the Company's outlet locations. The dollar amount of gross margin decreased by $9.75 million, or 24%, primarily as a result of the 10% decrease in sales.

        Operating Expenses

                Stores and Catalog. Store and catalog expenses, including distribution, increased as a percentage of net sales from 34.5% in fiscal 1997 to 38.1% in fiscal 1998. This increase was primarily attributable to an increase in advertising expense as a percentage of sales from 6.9% in fiscal 1997 to 8.5% in fiscal 1998. The dollar amount of store and catalog expenses decreased by $328,000, or 0.8%, over the prior year, primarily as a result of a decrease in catalog operating expense (including advertising) of $1.4 million and a decrease of $750,000 from store operating expense. These savings were largely offset by increased store advertising expense of $1.5 million.

                General and Administrative. General and administrative expenses, at 11.7% of net sales, represented an increase over the fiscal 1997 level of 9.6%. The dollar amount of general and administrative expenses increased by $1.1 million, or 10.1%, from the prior year to reflect severance and retention bonus payments of $640,000 and a reserve for collectibility of tenant construction allowances receivable in the amount of $432,000.

        Preopening and Facility Relocation Expenses. Preopening and facility relocation expenses ("Preopening Expenses") vary with the number of new stores opened and the number of existing stores relocated during a particular period. In addition, the one-time startup costs of new facilities and operations are included in Preopening Expenses. Preopening Expenses were $324,000, which relate to the writeoff of leasehold improvements for two stores remodeled in fiscal 1998 and expenses incurred for the one new store opened in fiscal 1998. The Company incurred Preopening Expenses of $397,000, or 0.3% of net sales, in fiscal 1997, when the Company opened 27 new stores and relocated three existing stores.

        Provision for Store Closings and Impairment Loss on Long-Lived Assets. In fiscal year 1998, the Company closed 29 stores and recorded a provision to cover the closing expenses and lease termination costs of an additional 24 stores in the amount of $7.3 million. Seven of these stores were not closed until the first quarter of fiscal 1999. At January 31, 1999, the Company had spent $6.0 million of these closing expenses and had a liability of $1.3 million recorded on the balance sheet. At the conclusion of the 1998 holiday season, the Company reviewed the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, a charge of $20.1 million was recorded at the end of the fourth quarter of fiscal 1998 to recognize potential impairment of long lived assets for 118 stores. This amount reduced property and equipment.

        On April 30, 1999, the Bankruptcy Court authorized the Company to reject leases for 95 poorly performing stores. Seventeen of those stores had been identified for closure in fiscal 1998 and were included in the reserves for store closings described above. An additional charge of approximately $7.0 million will be recorded in the first quarter of fiscal 1999 to cover the estimated additional costs for closure and lease termination expenses of 78 of the 95 stores. The carrying value of the long lived assets of all 95 stores having leases the Company intends to reject was reduced under SFAS No. 121 in the fourth quarter of fiscal 1998 as potentially impaired and were included in the $20.1 million charge described above.

        All stores opened prior to fiscal 1998 were included in the impairment review, which then concentrated on the approximately 128 stores, opened primarily during fiscal 1995 and 1996, with negative fiscal 1998 store level contribution margins. An impairment charge was recorded for each of these stores equal to the difference between its then-current net book value and the estimated fair value of those assets as meas-ured by the discounted cash flow expected to be produced over the remaining lease term.

        The determination of impairment for any given store is highly sensitive to assumptions regarding future performance. Therefore, there can be no assurance that a future deterioration in performance will not require an additional impairment charge for one or more of these stores, or that a future charge may not be necessary for other stores.

        Operating Loss. For the reasons explained above, the fiscal 1998 loss from operations increased 302%, to $47.94 million, from $15.90 million in the prior year. Expressed as a percentage of net sales, the Company's loss from operations increased from 13.9% to 46.6%, reflecting primarily (i) charges to provide for the costs of anticipated store closings and potential impairment of historical property and equipment, and (ii) the effects of declines in comparable store sales.

        Interest Income (Expense), Net. Net interest expense during fiscal 1998 was $92,000, or 0.1% of net sales, compared to net interest income of $315,000, or 0.3% of net sales, during the prior year. This change was primarily due to decreased levels of cash investment in fiscal 1998 as compared to the prior year and reflected the Company's earlier borrowings in fiscal 1998.

        Income Taxes. The Company did not record an income tax benefit for either fiscal 1998 or fiscal 1997. Net operating loss carryforwards of $48 million at January 31, 1999 begin to expire in 2005, and the amount of such carryforwards that can be used in any one year is subject to limitation based on the nature of past ownership changes. See Notes to Financial Statements.

        Net Loss. For the reasons explained above, during fiscal 1998, the Company's net loss increased 308%, to $48.03 million, or $6.79 per weighted average common share, from $15.58 million, or $2.20 per share, in fiscal 1997. The net loss also increased as a percentage of net sales, from 13.6% in fiscal 1997 to 46.7% in the current year, resulting from the negative effects of significant charges for store closings and asset impairment and declines in comparable store sales.

FISCAL 1997 VS. FISCAL 1996

        General. The Company operated 280 stores at the end of fiscal 1997, compared to 253 stores at the end of fiscal 1996. There were 3,212 store months of operations during fiscal 1997 versus 2,290 store months in the prior period, an increase of 40%. The average age of the Company's stores increased from 20 months to 30 months.

        Net Sales. Net sales for fiscal 1997 were $114.59 million, compared to net sales of $92.47 million for fiscal 1996. The increase of $22.12 million, or 24%, in net sales was due primarily to (i) the 40% increase in store months of operations during the year and (ii) a 1% increase in comparable store sales over the prior year, resulting from an increase in the number of customer transactions, which was partially offset by a decrease in their average size. Positive factors were also partially offset by a 41% decline in mail-order sales, resulting primarily from a planned reduction in catalog circulation.

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

        Provision for Store Closings. In early February 1998, the Company announced its intention to close approximately 12 under-performing stores during fiscal 1998. A charge of $3.20 million was recorded to cover estimated asset writeoffs and closure expenses. Of this amount, $1.89 million reduced property and equipment, while the remaining $1.31 million was shown as a reserve for store closing expenses to be incurred in future months.

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

        All stores opened prior to fiscal 1997 were included in the impairment review, which then concentrated on the approximately 100 stores, opened primarily during fiscal 1996, with negative fiscal 1997 store level contribution margin. The initial evaluation identified 26 stores, exclusive of the 12 previously identified for closure, whose net book value at January 31, 1998 exceeded the undiscounted cash flow expected to be produced over their remaining lease terms. An impairment charge was recorded for each of these 26 stores equal to the difference between its then-current net book value and the estimated fair value of those assets as measured by the discounted cash flow expected to be produced over the remaining lease term.

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

        Interest Income, Net. Net interest income during fiscal 1997 was $315,000, or 0.3% of net sales, compared to $994,000, or 1.1% of net sales, during the prior year. This change reflected the effect of the Company's net use of cash in its 1997 expansion and re-merchandising programs, as well in its routine operations during the first nine months of the year.

        Income Taxes. The Company did not record an income tax benefit for either fiscal 1997 or fiscal 1996. Net operating loss carryforwards of $7.37 million at January 31, 1998 begin to expire in 2005, and the amount of such carryforwards that can be used in any one year is subject to limitation based on the nature of past ownership changes. See Notes to Financial Statements.

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

YEAR 2000 READINESS

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 technology failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has substantially completed its assessment of the risks to the availability and integrity of financial systems and the reliability of operational systems. The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate Year 2000 conversion.

        Excluding in-house salaries, wages and benefits, the Company spent $20,000 in fiscal 1998 for the enhancement of operational and financial software to achieve Year 2000 readiness and has committed an additional $10,000 for enhancements that the Company believes will be necessary and sufficient to complete this process. The Company's commitment in fiscal year 1999 to Year 2000 issues represents less than two percent of the Company's budget for management information systems. Due to some uncertainty inherent in the issue of Year 2000 readiness, including uncertainty regarding the readiness of suppliers, the Company cannot yet complete a comprehensive analysis of the most likely worst case Year 2000 scenario. However, the Company has been developing contingency plans for Year 2000 related interruptions. These plans include emergency backup and recovery procedures, manual processes, alternative systems and work-around procedures. Contingency plans will be reviewed continually up through the date change to Year 2000.

SEASONALITY AND QUARTERLY FLUCTUATIONS

        The Company has experienced, and expects to continue to experience, substantial seasonal fluctuations in its sales and operating results, which is typical of many mall-based specialty retailers. As illustrated in the following table, a disproportionate amount (ranging from 39% to 45% during the past three fiscal years) of the Company's annual net sales, and all of its profits, if any, have been realized during its fourth fiscal quarter. The Company expects this pattern to continue during the current fiscal year and anticipates that in subsequent years the fourth quarter will continue to contribute disproportionately to its operating results, particularly during November and December. In anticipation of increased sales activity during the fourth quarter, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent store staff. If, for any reason, the Company's sales fall below its expectations during November and December, the Company's business, financial condition and annual operating results are adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of inventory liquidations and store closings, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

                                                FISCAL QUARTER(1)
                             --------------------------------------------------------
                              FIRST           SECOND          THIRD           FOURTH
                             --------        --------        --------        --------
                                                  (IN THOUSANDS)
FISCAL 1996:
      Net sales .......      $ 16,647        $ 16,916        $ 17,681        $ 41,221
        % of full year           18.0%           18.3%           19.1%           44.6%
      Gross margin ....      $  7,046        $  6,793        $  6,633        $ 19,442
        % of full year           17.7%           17.0%           16.6%           48.7%
      Net (loss) income      $ (2,685)       $ (1,987)       $ (3,780)       $  3,519

FISCAL 1997:
      Net sales .......      $ 23,918        $ 24,873        $ 21,284        $ 44,516
        % of full year           20.9%           21.7%           18.6%           38.8%
      Gross margin ....      $  8,736        $  8,075        $  5,695        $ 18,239
        % of full year           21.4%           19.8%           14.0%           44.8%
      Net loss ........      $ (3,225)       $ (4,162)       $ (5,918)       $ (2,275)

FISCAL 1998:


Net sales.............   $21,705        $20,862       $20,669        $39,579
  % of full year......      21.1%          20.3%         20.1%          38.5%
Gross margin..........    $6,110         $4,917        $5,901        $14,070
  % of full year......      19.8%          15.8%         19.0%          45.4%
Net loss..............   $(4,997)      $(10,173)      $(5,812)      $(27,052)

-------------

(1)     Percentage amounts may not total 100% due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW FOR FISCAL 1998

        The Company began fiscal 1998 with cash and cash equivalents totaling $8.59 million and no short-term investments. During the year, cash was used to fund (a) the Company's net cash loss of $13.05 million, and (b) fixed asset additions related to remodeling and the opening of one new store. On April 29, 1998, the Company entered a Loan and Security Agreement (the "Foothill Loan") with Foothill Capital Corporation ("Foothill"), under which Foothill provided the Company with a three-year, $10.00 million revolving line of credit for general corporate purposes. Credit available under the Foothill line at any time during this period was generally a variable percentage (ranging from 55% to 65%) of eligible finished goods inventory. This line, which was secured by the assets of the Company, bore interest at prime plus 0.5%, with a LIBOR rate available on certain borrowings, at the Company's option. The minimum interest rate on any borrowings under the line was 7.0%. In order to access the Foothill loan, the Company was required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses, measured quarterly as EBITDA (earnings before interest, taxes, depreciation and amortization), and which varied from quarter to quarter.

        In the third quarter, the Company began borrowings under the Foothill Loan to meet operating expenses and, subsequently, to build up inventory levels for the holiday season. The maximum amount borrowed during this time was $6.0 million; the interest rate on all borrowings was 9.75%. All borrowings were repaid during December, and the Company ended fiscal 1999 with cash and cash equivalents totaling $4.29 million and no short-term investments or bank borrowings. Due to its fourth quarter loss, the Company was in violation of the EBITDA covenant of its credit line at January 30, 1999. The Company negotiated a reduction in the early termination fee and, on April 14, 1999, terminated the Foothill Loan with the payment of $125,000.

    FUTURE CASH FLOW PLANS AND EXPECTATIONS

    On April 23, 1999, the Company entered the DIP Facility with BankBoston, which is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory shipments at normal levels for the Retained Stores during the course of the Chapter 11 Case. The DIP Facility consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of the Company's eligible inventory valued at cost or 80% of the net liquidation value of the eligible inventory. Advances under the facility are also subject to certain reserves, as defined in the DIP Facility. The facility expires on the earlier of April 23, 2001 or the on the Company's emergence from bankruptcy.

    To date, interim financing under the DIP Facility of up to $2.2 million through May 30, 1999 has been approved by the Bankruptcy Court. Additional borrowings, or borrowings after May 30, 1999, remain subject to Bankruptcy Court approval. The DIP Facility, which is secured by the assets of the Company, bears interest at BankBoston's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. In order to access the DIP Facility, the Company is required to maintain certain financial covenants, including minimum consolidated earnings before interest, taxes, depreciation, amortization and restructuring expense and limitations on capital expenditures. The DIP facility also contains restrictive covenants including, among other things, the maintenance of inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. Excess availability under the DIP Facility as of May 12, 1999 was $4.6 million. As of May 12, 1999, the Company had made no borrowings under the DIP Facility. As of May 12, 1999, there were no borrowings under the DIP Facility.

    The Company believes that its cash balance at the end of fiscal 1998, combined with its cash flow from operations and borrowings under its DIP Facility, if approved by the Bankruptcy Court, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1999. The Company's uses of capital for the remainder of fiscal 1999 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining Retained Stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on the Chapter 11 Case, operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

    As a debtor-in-possession, actions against the Company to collect pre-petition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of a reorganization plan. To date, the Company has received approval to pay customary obligations associated with the daily operations of its business, including the timely payment of new inventory shipments, employee wages and other obligations. The Company has also received the authority of the Bankruptcy Court to retain the services of a liquidator to close and conduct closing sales at 90 store locations. The Company has not completed its review of all of its pre-petition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to the approval of a plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.


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

ADOPTION OF ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This pronouncement establishes new standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during fiscal 1998. The adoption did not have a significant impact on the Company's presentation of income or operations.

        In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. The Company adopted SFAS No. 131 during fiscal 1998. The Company has determined that it currently operates entirely in one segment.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which may represent a significant portion of the Company's outstanding debt, is variable based upon BankBoston's prime rate.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -

        The information called for by this Item is included in "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K," pages (F-1) through (F-14).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE -

        There were no changes in or disagreements with the Company's independent accountants on auditing and financial disclosure during the fiscal year ended January 30, 1999.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -

        Except for the following information regarding executive officers of the Company, the information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Election of Directors."

        The executive officers and key employees of the Company are set forth below.

EXECUTIVE OFFICERS

NAME                         AGE                         POSITION
----                         ---                         --------
Arlee J. Jensen               50           President--Chief Executive Officer
George W. Newman              50           Vice President--Chief Financial Officer
John A. Garruto               46           Vice President -- Research and Product Development
Jeffrey M. Hare               34           Vice President--Operations

        Arlee J. Jensen, age 50, has been the Company's President and Chief Executive Officer since January 1999. Prior to that, she was its Senior Vice President -- Merchandising and Marketing from June 1995 and was its Vice President -- Merchandising since the Company began operations in 1990. Prior to joining Garden Botanika, Ms. Jensen was employed at Eddie Bauer from 1983 to 1989, where, from 1986 to 1989, she was Divisional Vice President -- Womenswear, responsible for the women's segment of both the catalog and retail outlet operations. Prior to 1983, Ms. Jensen was employed at Frederick & Nelson, a Seattle-based department store chain, where she was Divisional Merchandise Manager -- Women's Apparel, and at Meier and Frank, where she was Director -- Creative Merchandising.

        George W. Newman, age 50, has been the Company's Vice President -- Chief Financial Officer since December 1998. Prior to that, he was its Vice President -- Controller from January 1998 and was its Controller since joining the Company in February 1996. Prior to joining the Company, Mr. Newman was employed as Controller at Pacific Linen, Inc., a regional soft lines retailer, from January 1995 to February 1996. From 1979 to 1994, Mr. Newman was employed at The Kobacker Company, a national footwear retailer where, among other positions, he served as Controller.

        John A. Garruto, age 46, has been the Company's Vice President -- Research and Product Development since October 1995. From February 1991 to October 1995, Mr. Garruto was Vice President -- Research and Development for Innovative Biosciences Corporation, a manufacturer of personal care products sold to, among others, Garden Botanika. Mr. Garruto held the same position with Randall International, which was founded by a Director of the Company, from 1989 to 1991.

        Jeffrey M. Hare, age 34, has been the Company's Vice President -- Distribution Services since April 1997. In previous positions with the Company, Mr. Hare has been continuously responsible for the Company's warehouse, outbound freight and gift assembly functions since October 1991. In addition, Mr. Hare assumed responsibility for the Company's catalog fulfillment operations when the Company introduced its mail-order catalog in 1994. Prior to joining Garden Botanika, from 1983 to 1991, Mr. Hare held various positions with Precor USA, an exercise equipment manager, including the position of Production Manager.


ITEM 11 - EXECUTIVE COMPENSATION -

        The information called for by this Item is incorporated by reference from the Company's definitive

Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation."


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -

        The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Voting Securities and Principal Holders."


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

        The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions."

PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K -

        (a)     The following documents are filed as part of this Report:

                1.      FINANCIAL STATEMENTS:                                                           PAGE
                                                                                                        ----
                        - Report of Arthur Andersen LLP, Independent Public Accountants .............    F-2

                        - Balance Sheets - January 30, 1999 and January 31, 1998 ....................    F-3

                        - Statements of Operations - For the fiscal years ended January 30, 1999,
                             January 31, 1998 and February 1, 1997...................................    F-4

                        - Statements of Shareholders' Equity - For the fiscal years ended January 30,
                             1999, January 31, 1998 and February 1, 1997 ............................    F-5

                        - Statements of Cash Flows - For the fiscal years ended January 30, 1999,
                             January 31, 1998 and February 1, 1997 ..................................    F-6

                        - Notes to Financial Statements .............................................    F-7

                        - Selected Quarterly Financial Data (Unaudited) - For the
                             fiscal years ended January 30, 1999, January 31, 1998 and
                             February 1, 1997 - See Note (9) of
                             Notes to Financial Statements ..........................................    F-14

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

                (b)     Reports on Form 8-K:

                        During the quarter ended January 30, 1999, a Report on
                Form 8-K was filed indicating that the Company had been notified that it had failed to meet certain requirements for the continued listing of its Common Stock on the Nasdaq Stock Market. The Form was filed on November 25, 1998.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 1999.


                                        GARDEN BOTANIKA, INC.



                                        By: /s/ Arlee J. Jensen
                                           -------------------------------------
                                           Arlee J. Jensen
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 17, 1999, on behalf of the Registrant and in the capacities indicated.


             SIGNATURE                                   TITLE
             ---------                                   -----
       /s/ Arlee J. Jensen              President, Chief Executive Officer and Director
----------------------------------         (Principal Executive Officer)
           Arlee J. Jensen


      /s/ George W. Newman              Vice President, Chief Financial Officer,
----------------------------------         Secretary and Director (Principal
          George W. Newman                 Accounting Officer)


      /s/ Michael W. Luce               Director
----------------------------------
          Michael W. Luce


      /s/ J. Victor Fandel              Director
----------------------------------
          J. Victor Fandel


      /s/ Kern L. Gillette              Director
----------------------------------
          Kern L. Gillette

                              GARDEN BOTANIKA, INC.

                               ------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                         PAGE
                                                                                         ----
FINANCIAL STATEMENTS:

    Report of Arthur Andersen LLP, Independent Public Accountants .......................F-2

    Balance Sheets - January 30, 1999 and January 31, 1998  .............................F-3

    Statements of Operations - For the fiscal years ended January 30, 1999,
      January 31, 1998, and February 1, 1997.............................................F-4

    Statements of Cash Flows - For the fiscal years ended January 30, 1999,
      January 31, 1998 and February 1, 1997..............................................F-5

    Statements of Shareholders' Equity - For the fiscal years ended January
      30, 1999, January 31, 1998 and February 1, 1997....................................F-6

    Notes to Financial Statements - For the fiscal years ended January 30,
      1999, January 31, 1998 and February 1, 1997........................................F-7

    Selected Quarterly Financial Data (Unaudited) - For the fiscal years ended
      January 30, 1999, January 31, 1998 and February 1, 1997 - See Note (9)
      of Notes to Financial Statements..................................................F-14


FINANCIAL STATEMENT SCHEDULES:

        All schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Garden Botanika, Inc.:

We have audited the accompanying balance sheets of Garden Botanika, Inc. (a Washington corporation) as of January 30, 1999 and January 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Botanika, Inc. as of January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since its inception. In addition, as described in Note 1 to the accompanying financial statements, on April 20, 1999, the Company filed a voluntary petition for relief under Chapter XI of the U.S. Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Court and the Company's creditors, are also described in Note 1. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                        ARTHUR ANDERSEN LLP

Seattle, Washington
May 10, 1999

                                       BALANCE SHEETS

                                                                            JANUARY 30,       JANUARY 31,
                                                                               1999               1998
                                                                            -----------       -----------
                                                                                (amounts in thousands)
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                 $  4,295           $  8,594
   Inventories                                                                 16,204             23,747
   Prepaid expenses:
     Rent                                                                       1,580              1,640
     Other                                                                      1,338              1,583
                                                                             --------           --------
     Total current assets                                                      23,417             35,564

Property and equipment:
   Leasehold improvements                                                      23,920             53,030
   Furniture and equipment                                                     11,244             16,420
   Equipment under capital lease                                                  261                261
                                                                             --------           --------
                                                                               35,425             69,711
   Less accumulated depreciation and amortization                             (16,754)           (17,456)
                                                                             --------           --------
     Net property and equipment                                                18,671             52,255

Other assets                                                                       --                 18
                                                                             --------           --------
       Total assets                                                          $ 42,088           $ 87,837
                                                                             ========           ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Checks drawn in excess of bank balances                                   $  1,522           $  6,055
   Accounts payable                                                             9,436              5,818
   Reserve for store closings                                                   1,327              1,311
   Accrued salaries, wages and benefits                                         1,890              1,536
   Accrued sales tax                                                              680                398
   Garden Club- deferred revenue                                                1,607                 --
   Other                                                                        1,307                756
                                                                             --------           --------
       Total current liabilities                                               17,769             15,874

Deferred rent and other                                                         3,357              3,027
                                                                             --------           --------
       Total liabilities                                                       21,126             18,901

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                     --                 --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding            98,633             98,573
   Accumulated deficit                                                        (77,671)           (29,637)
                                                                             --------           --------
       Total shareholders' equity                                              20,962             68,936

       Total liabilities & shareholders' equity                              $ 42,088           $ 87,837
                                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands except per share data)

                                                                                               FISCAL YEAR ENDED
                                                                               ---------------------------------------------------
                                                                               JANUARY 30,         JANUARY 31,         FEBRUARY 1,
                                                                                  1999                1998               1997
                                                                                ---------          -----------         -----------
                                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                                         102,815           $ 114,591           $  92,465
Cost of sales (including buying and occupancy costs)                               71,817              73,846              52,551
                                                                                ---------           ---------           ---------
       Gross margin                                                                30,998              40,745              39,914

Operating expenses:
    Stores and catalog                                                             39,196              39,524              35,544
    General and administrative                                                     12,021              10,919               8,871
Preopening and facility relocation expenses                                           323                 397               1,426
Provision for store closing and impairment losses on long lived assets             27,400               5,800                  --
                                                                                ---------           ---------           ---------
       Operating loss                                                             (47,942)            (15,895)             (5,927)

Interest income (expense), net                                                        (92)                315                 994
                                                                                ---------           ---------           ---------
       Net loss                                                                 $ (48,034)          $ (15,580)          $  (4,933)
                                                                                =========           =========           =========


Basic and diluted loss per share                                                $   (6.79)          $   (2.20)          $   (0.80)

Weighted average common shares                                                      7,069               7,069               6,146


   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                         FISCAL YEAR ENDED
                                                                           -------------------------------------------------
                                                                           JANUARY 30,        JANUARY 31,        FEBRUARY 1,
                                                                              1999               1998               1997
                                                                           -----------        -----------        -----------
                                                                                        (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
    Net loss                                                                $(48,034)          $(15,580)          $ (4,933)
                                                                            --------           --------           --------

    Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                                            8,135              7,869              5,153
      Loss on retirements, store closing and impairment losses                26,850              4,577                422
      Changes in assets and liabilities:
         Inventories                                                           7,543             (4,807)            (8,764)
         Prepaid rent                                                             60               (402)              (443)
         Other assets                                                           (287)             1,490               (499)
         Accounts payable and checks drawn in excess of bank balances           (915)            (2,165)             6,028
         Accrued expenses                                                      1,187                 81                987
         Garden club- deferred revenue                                         1,607                 --                 --
         Reserve for store closings                                               16              1,311                 --
         Deferred rent and other                                                 330                607              1,353
                                                                            --------           --------           --------
           Total adjustments                                                  44,526              8,561              4,237
                                                                            --------           --------           --------
           Net cash used by operating activities                              (3,508)            (7,019)              (696)
                                                                            --------           --------           --------

Cash flows from investing activities:
    Additions to property and equipment                                       (1,401)           (14,161)           (24,225)
    Redemption (purchase) of short-term investments                                0             20,426            (20,426)
    (Decrease) increase in construction accounts payable                                                              (744)
    Decrease (increase) in receivable from lessors                               550              2,083             (1,708)
    Other                                                                                                               --
                                                                            --------           --------           --------
           Net cash used by investing activities                                (851)             8,348            (47,103)
                                                                            --------           --------           --------

Cash flows from financing activities:
    Sale of stock                                                                 --                 --             56,191
    Advances on note payable to bank                                          36,180             16,325             11,958
    Payments on note payable to bank                                         (36,180)           (16,325)           (14,498)
    Other                                                                         60                 60                 45
                                                                            --------           --------           --------
           Net cash provided by financing activities                              60                 60             53,696
                                                                            --------           --------           --------

(Decrease) increase in cash and cash equivalents, net                         (4,299)             1,389              5,897
Cash and cash equivalents, beginning of period                                 8,594              7,205              1,308
                                                                            --------           --------           --------

Cash and cash equivalents, end of period                                    $  4,295           $  8,594           $  7,205
                                                                            ========           ========           ========

Supplemental disclosures:
    Cash paid for interest                                                  $    157           $     92           $    302
    Cash paid for income taxes                                              $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          PREFERRED STOCK             COMMON STOCK
                                                       ----------------------     ---------------------   ACCUMULATED
                                                        SHARES        AMOUNT       SHARES       AMOUNT      DEFICIT        TOTAL
                                                       --------      --------     --------     --------   -----------     --------
                                                                                  (AMOUNTS IN THOUSANDS)
Balance, January 28, 1995                                 2,910      $ 25,595          262     $     49     ($ 7,460)     $ 18,184

   Sale of Series C preferred stock                         509         9,960           --           --           --         9,960
   Sale of Series D preferred stock                         275         6,472           --           --           --         6,472
   Exercise of stock options                                 --            --            3           19           --            19
   Issuance of common stock in connection
     with acquisition                                        --            --            4          131           --           131
   Deferred compensation                                     --            --           --           15           --            15
   Net loss                                                  --            --           --           --       (1,664)       (1,664)
                                                       --------      --------     --------     --------     --------      --------
Balance, February 3, 1996                                 3,694        42,027          269          214       (9,124)       33,117

   Sale of common stock                                      --            --        3,104       56,191           --        56,191
   Conversion of preferred stock to common               (3,694)      (42,027)       3,694       42,027           --           --
   Exercise of stock options                                 --            --            2           24           --            24
   Deferred compensation                                     --            --           --           57           --            57
   Net loss                                                  --            --           --           --       (4,933)       (4,933)
                                                       --------      --------     --------     --------     --------      --------
Balance, February 1, 1997                                    --            --        7,069       98,513      (14,057)       84,456

   Deferred compensation                                     --            --           --           60           --            60
   Net loss                                                  --            --           --           --      (15,580)      (15,580)
                                                                                                                          --------
Balance, January 31, 1998                                    --      $     --        7,069     $ 98,573     $(29,637)     $ 68,936

   Deferred compensation                                     --            --           --           60           --            60
   Net loss                                                  --            --           --           --      (48,034)      (48,034)
                                                       --------      --------     --------     --------     --------      --------
Balance, January 30, 1999                                    --      $     --        7,069     $ 98,633     $(77,671)     $ 20,962
                                                       ========      ========     ========     ========     ========      ========


   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 30, 1999

                          -----------------------------


1.      ORGANIZATION

        Garden Botanika, Inc. (the "Company") was incorporated in the State of Washington in October 1989. The Company produces and markets proprietary, botanically based personal care products. These products are sold at retail in a chain of Company-owned and -operated specialty retail stores. As of January 30, 1999, Garden Botanika operated 250 retail locations in 41 states.

        On April 20, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Western District of Washington. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations. Realization of its assets and liquidation of its liabilities at their recorded amounts is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. Because of the seasonality of its mall-based business, the Company has historically experienced net losses in the first three quarters of each fiscal year and expects that this pattern will continue in fiscal 1999.

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

     Advertising

        The Company expenses the production cost of advertising the first time the advertising takes place, except for the costs of direct response advertising, which are capitalized and amortized over the expected period of future benefit. Direct response advertising consists primarily of catalog advertising expenses. The capitalized costs of such advertising are amortized over a maximum of 13 weeks following initial distribution of mail-order catalogs, based on historical direct response revenue flows. Under this policy, as of January 30, 1999 and January 31, 1998, respectively, $66,000 and $200,000 of advertising was reported as assets. Advertising expense was $8.77 million, $7.93 million and $9.57 million in fiscal years 1998, 1997 and 1996, respectively.

     Property and Equipment

        Property and equipment are stated at cost and include the costs of acquiring new store leases and leasehold improvements. Depreciation of equipment under capital leases, furniture and fixtures is provided using the straight-line method over estimated useful lives ranging from five to seven years. The costs of acquiring new store leases and the costs of leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the useful lives of the assets. Leasehold acquisition costs capitalized in fiscal years 1997 and 1996 were $219,000 and $1.13 million. There were no leasehold acquisition costs capitalized in fiscal year 1998. Depreciation and amortization expense was $8.13 million, $7.87 million and $5.15 million, for fiscal years 1998, 1997 and 1996 , respectively.

        In February 1998, the Company announced its intention to close approximately 12 under-performing stores during the coming year. A charge of $3.20 million was recorded as of January 31, 1998 to cover estimated asset writeoffs and closure expenses. In addition, the Company performed an analysis of the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, an additional charge of $2.60 million was recorded as of January 31, 1998.

        In fiscal year 1998, the Company closed 29 stores and recorded a provision to cover the closing expenses and lease termination costs of an additional 24 stores in the amount of $7.3 million. Seven of these stores were not closed until the first quarter of fiscal 1999. At January 31, 1999, the Company had spent $6.0 million of these closing expenses and had a liability of $1.3 million recorded on the balance sheet. At the conclusion of the 1998 holiday season, the Company reviewed the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, a charge of $20.1 million was recorded at the end of the fourth quarter of fiscal 1998 to recognized potential impairment of long lived assets for 118 stores. This amount reduced property and equipment.

        On April 30, 1999, the Bankruptcy Court authorized the Company to reject leases for 95 poorly performing stores. Seventeen of those stores had been identified for closure in fiscal 1998 and were included in the reserves for store closings described above. An additional charge of approximately $7.0 million will be recorded in the first quarter of fiscal 1999 to cover the estimated additional costs for closure and lease termination expenses of 78 of the 95 stores. The carrying value of the long lived assets of all 95 stores having leases the Company intends to reject was reduced under SFAS No. 121 in the fourth quarter of fiscal 1998 as impaired and were included in the $20.1 million charge described above.

     Preopening and Facility Relocation Costs

        Store preopening costs are expensed as incurred. The unamortized cost of leasehold improvements related to facilities to be remodeled and/or relocated are written off in the period in which the new lease is signed.

     Deferred Revenue

        The Company sells annual memberships in its Garden Club program, a discount-based customer loyalty program. Membership sales for the Garden Club are amortized on a straight-line basis over the course of twelve months. The Company deferred $1.6 million of revenue in fiscal year 1998 based on total Garden Club membership sales of $2.7 million.

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

ADOPTION OF ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This pronouncement establishes new standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during fiscal 1998. The adoption did not have a significant impact on the Company's presentation of income or operations.

        In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. The Company adopted SFAS No. 131 during fiscal 1998. The Company has determined that it currently operates entirely in one segment.

        For each of fiscal years 1997, 1996 and 1995, outstanding stock options and warrants to purchase common stock were excluded from the annual earnings per share calculation because their effect would have been anti-dilutive.

    Reclassifications

        Certain reclassifications have been reflected in the financial statements in order to conform prior years to the current year presentation.

3.      INVENTORIES

        Inventories at fiscal year-end were composed of the following (in thousands):

                                                       1998         1997
                                                      --------------------
        Finished products held for sale ........      $ 9,531      $16,498
        Raw materials and components ...........        6,673        7,249
                                                      --------------------
           Total inventories ...................      $16,204      $23,747
                                                      ====================

4.      LEASES

        The Company is obligated under non-cancelable operating leases for its retail store outlets. Lease terms range from five to 12 years with options to renew at varying terms. The leases generally provide for contingent payments based upon a percentage of sales. Contingent payments were $107,000 $184,000 and $218,000 and rent expense was $14.61 million, $14.99 million and $10.46 million for fiscal years 1998, 1997 and 1996, respectively.

        Future minimum rental payments under operating leases are (in thousands):

        FISCAL YEAR                                             AMOUNT
        --------------------------------------------------------------
         1999 .........................................        $12,906
         2000 .........................................         13,200
         2001 .........................................         13,360
         2002 .........................................         13,333
         2003 .........................................         13,200
         Thereafter ...................................         28,202
                                                               -------
             Total future minimum rental payments .....        $94,201
                                                               =======

The Company has announced its intention to close approximately 102 stores during fiscal 1999, and closed the first of these stores in February. The store closure process, which will involve negotiation with landlords regarding individual properties, are expected to result in changes to the future minimum rental commitments shown above.

5.      LINE OF CREDIT

        On April 29, 1998, the Company entered a Loan and Security Agreement with Foothill Capital Corporation (the "Foothill Loan"), under which Foothill provided the Company with a three-year, $10.0 million revolving line of credit for general corporate purposes. Credit under the line was based on a variable percentage (ranging from 55% to 65%) of eligible finished goods inventory. This line, which was be secured by the assets of the Company, bore interest at prime plus 2.0%. The minimum interest rate on any borrowings under the line was 7.0%. In order to access the Foothill credit line, the Company was required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses, measured quarterly as EBITDA (earnings before interest, taxes, depreciation and amortization) which varied quarter to quarter.

        In the third quarter, the Company began borrowings under the Foothill Loan to meet operating expenses and, subsquently, to build up inventory levels for the holiday season. The maximum amount borrowed during this time was $6.0 million and the interest rate on all borrowings was 9.75%. All borrowings were repaid during December. Due to its fourth quarter loss, the Company was in violation of the EBITDA covenant at January 30, 1999. The Company negotiated a reduction in the early termination fee and, on April 14, 1999, terminated the Foothill Loan with a payment of $125,000.

        On April 23, 1999, the Company entered a Loan and Security Agreement with BankBoston (the "DIP Facility"), which is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory during the course of the Chapter 11 Case. The DIP Facility consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of eligible inventory or 80% of the net liquidation value. The facility expires on the earlier of April 23, 2001 or the Company's emergence from bankruptcy. The DIP Facility, which is secured by the assets of the Company, bears interest at BankBoston's prime lending rate plus one percent (1.0%) The Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from month to month.

        During fiscal years 1998, 1997 and 1996, the Company incurred interest expense of $170,000, $321,000 and $105,000, respectively.

6.      INCOME TAXES

        The components of the Company's deferred tax accounts at fiscal year-end, assuming a 35% statutory tax rate, were as follows (in thousands):

                                                       1998             1997
                                                     -------------------------
        Net operating loss carryforward .....        $ 17,000         $  8,180
        Depreciation ........................          (1,700)          (1,456)
        Inventory ...........................             270              870
        Deferred rent .......................           1,150            1,020
        Reserves not currently deductible ...          10,100            2,503
        Other ...............................             226              226
        Valuation allowance .................         (27,046)         (11,343)
                                                     -------------------------
           Net deferred taxes ...............        $     --         $     --
                                                     =========================

        The Company has established a valuation allowance because the net deferred tax asset does not meet the recognition criteria established by SFAS No. 109. Deferred state taxes are not material.

        The Company's net operating loss carryforward begins to expire in 2005.

GARDEN BOTANIKA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 30, 1999
                          -----------------------------

7.      SHAREHOLDERS' EQUITY

    Stock Compensation Plans

        At January 30, 1999, the Company had two stock-based compensation plans (the 1992 Plan and the 1996 Plan, each as described below). The Company had also made an option grant outside these plans (the "IBC Options" as described below). The Company applies Accounting Principles Board Opinion No. 25 in accounting for these fixed stock option plans and the non-plan grant. Accordingly, with the exception of the IBC Options (which were granted at an exercise price below the current market value, thereby requiring recognition of compensation expense as described below), no related compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for options awarded under the 1992 Plan, the 1996 Plan and the IBC Options, consistent with the method of SFAS No. 123, the Company's fiscal 1998, 1997 and 1996 reported net losses and basic losses per share would have been increased to the amounts indicated below:

                                                                   1998                1997               1996
                                                                 --------            --------           --------
Net loss (in thousands).....  As reported.....................   $(48,034)           $(15,580)          $(4,933)
                              Pro forma SFAS No. 123..........   $(49,272)           $(17,427)          $(5,751)

Basic loss per share........  As reported.....................   $  (6.79)           $  (2.20)          $ (0.80)
                              Pro forma SFAS No. 123..........   $  (6.97)           $  (2.47)          $ (0.94)

        As specified by SFAS No. 123, the fair value of each fiscal 1995 and subsequent option grant was estimated, by optionee group, as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                       1998                 1997                 1996
                                 ------------------   ------------------   ------------------
Risk-free interest rate                6.40%            6.35% to 6.44%       5.88% to 6.41%
Expected life .........          3 years to 8 years   6 years to 8 years   6 years to 8 years
Dividend rate .........                 0%                    0%                   0%
Expected volatility ...                140%                   90%                  80%

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

The exercise price of incentive stock options may not be less than 100% of fair market value at the date of grant, while the exercise price of non-qualified stock options may be greater than or less than fair market value. Substantially all options outstanding at January 30, 1999 vest on schedules of four to five years and terminate after 10 years and two days. At that date, 355,087 shares were available for future grant under the amended 1992 Plan.

        Under the terms of the 1996 Plan, non-qualified stock options to purchase 63,561 shares of the Company's Common Stock may be granted to members of the Company's board of directors. The 1996 Plan provides that each non-employee director of the Company will automatically be granted an option to purchase 1,271 shares of Common Stock upon election or appointment to the board of directors and thereafter at each annual meeting of the board of directors for so long as the individual continues to serve as a director of the Company. The exercise price of these options must equal the fair market value of the Company's Common Stock at the date of grant. Options granted under the 1996 Plan vest monthly over a one-year period and terminate after 10 years and two days. No options were granted under this plan during fiscal 1998. At January 30, 1999, 59,748 shares were available for future grant under the 1996 Plan.

        As part of the agreement for the 1995 purchase of IBC, an owner of IBC became Vice President -- Research and Product Development of the Company. In connection with his employment, this individual was granted options to purchase 25,424 shares of the Company's Common Stock at an exercise price of $1.97 per share (the "IBC Options"). In connection with the issuance of these options, the Company recorded $300,000 of deferred compensation expense, which is being amortized over the five-year option vesting period. The IBC Options terminate after 10 years and two days. At January 30, 1999, 16,524 of these options were exercisable.

        A summary of the transactions and balances relating to the Company's two fixed stock option plans (the 1992 Plan and the 1996 Plan) during fiscal years 1998, 1997 and 1996 is presented below:

                                                         1998                       1997                       1996
                                                ----------------------     ----------------------      ---------------------
                                                              EXERCISE                   EXERCISE                   EXERCISE
                                                 SHARES       PRICE(1)      SHARES       PRICE(1)       SHARES      PRICE(1)
                                                --------      --------     --------      --------       -------     --------
Outstanding, beginning
PRICE (1)
   of year ...............................       839,718       $ 8.61       273,333       $11.16       268,581       $11.52
Previously granted options brought
   under 1992 Plan by shareholder approval                                  447,735       $ 8.63
Granted ..................................       155,000       $ 4.58       283,223       $ 6.13        25,000       $ 7.88
Exercised ................................                                                              (2,156)      $11.45
Canceled .................................      (264,502)      $ 8.91      (164,573)      $ 8.61       (18,092)      $11.84
                                                --------                   --------                   --------
Outstanding, end of year .................       730,216       $ 7.65       839,718       $ 8.61       273,333
                                                ========                   ========                   ========
Exercisable, end of year .................       290,442                    225,503                    104,105
Weighted average fair value
   of options granted during year ........      $   1.51                   $   5.03                   $   6.33

----------

        (1)     Weighted average

        The following table summarizes information regarding all fixed stock options outstanding at January 30, 1999:

                                      OPTIONS OUTSTANDING
                          ---------------------------------------------                OPTIONS EXERCISABLE
     RANGE OF                                REMAINING                             --------------------------
     EXERCISE                               CONTRACTUAL        EXERCISE                              EXERCISE
      PRICES                NUMBER           LIFE (1)          PRICE(1)             NUMBER           PRICE(1)
  ---------------         ----------    -------------------    --------            ----------        --------
  $1.97 to $ 2.00             80,424           7.9 years         $1.99                 21,523           $1.97
  $4.00 to $ 9.83            607,440           7.8 years         $7.48                244,303           $8.10
      $13.77                  67,776           6.1 years        $13.77                 41,139          $13.77
                          ----------                                               ----------
  $1.97 to $13.77            755,640           7.6 years         $7.46                306,965           $8.43
                          ==========                                               ==========

----------

        (1)     Weighted average

        Warrants

        In connection with the issuance of certain shares of Convertible Preferred Stock, the Company's investment advisor received warrants to purchase 23,724 shares of Common Stock at $9.83 per share. These warrants expired during fiscal 1998.


8.      RELATED PARTY TRANSACTIONS

        Approximately 9%, 12% and 11% of merchandise purchases during fiscal years 1998, 1997 and 1996, respectively, were from a supplier whose president was a director of the Company. As of January 30, 1999 and January 31, 1998, respectively, $141,000 and $656,000 payable to this supplier was included in accounts payable on the balance sheet.

9.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                       WEIGHTED      BASIC
                                                                        NET            AVERAGE      EARNINGS
                                           NET          GROSS          INCOME          COMMON      (LOSS) PER
                                        SALES (1)     MARGIN (1)     (LOSS) (1)       SHARES (1)    SHARE (2)
        -----------------------------------------------------------------------------------------------------
        FISCAL 1998
         First quarter ..........        $21,705        $ 6,110       $ (4,997)          7,069        $ (0.71)
         Second quarter .........        $20,862        $ 4,917       $(10,173)          7,069        $ (1.44)
         Third quarter ..........        $26,669        $ 5,901       $ (5,812)          7,069        $ (0.82)
         Fourth quarter .........        $39,579        $14,010       $(27,052)          7,069        $ (3.82)

        FISCAL 1997
         First quarter ..........        $23,918        $ 8,736       $ (3,225)          7,069        $ (0.46)
         Second quarter .........        $24,873        $ 8,075       $ (4,162)          7,069        $ (0.59)
         Third quarter ..........        $21,284        $ 5,695       $ (5,918)          7,069        $ (0.84)
         Fourth quarter .........        $44,516        $18,239       $ (2,275)          7,069        $ (0.32)

        FISCAL 1996
         First quarter ..........        $16,647        $ 7,046       $ (2,685)          3,963        $ (0.68)
         Second quarter .........        $16,916        $ 6,793       $ (1,987)          6,487        $ (0.31)
         Third quarter ..........        $17,681        $ 6,633       $ (3,780)          7,067        $ (0.53)
         Fourth quarter .........        $41,221        $19,442       $  3,519           7,067        $  0.50

----------

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

                                    EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
3.3*        --     Eighth Restated Articles of Incorporation.

3.4*        --     Amended and Restated Bylaws.

4.1*        --     Specimen Common Stock Certificate.

4.2         --     See Articles 4.2, 5 and 6 of Exhibit 3.1 and Articles 3 and 7 of
                   Exhibit 3.4 which confirm certain rights of holders of Common Stock.

10.1*       --     Employment Agreement by and between Garden Botanika, Inc.
                   (formerly known as American Body Care, Inc.) and Michael Luce, dated
                   January 1, 1990.

10.2*       --     Employment Agreement by and between Garden Botanika, Inc. and
                   Jeffrey Mason, dated November 18, 1994.

10.3*       --     Hardware Purchase and Software License Agreement by and between
                   Garden Botanika, Inc. (formerly known as American Body Care, Inc.)
                   and STS Systems, Ltd., dated June 22, 1990.

10.3A*      --     Addendum 65 to Hardware Purchase and Software License Agreement
                   by and between Garden Botanika, Inc. and STS Systems, Ltd., dated
                   June 22, 1990.

10.4*       --     Equipment Maintenance Agreement by and between Garden Botanika,
                   Inc. (formerly known as American Body Care, Inc.) and STS Systems,
                   Ltd. dated June 22, 1990.

10.5*       --     Software Maintenance Agreement by and between Garden Botanika,
                   Inc. (formerly known as American Body Care, Inc.) and STS Systems,
                   Ltd., dated June 22, 1990.

10.6*       --     Credit Agreement by and among U.S. Bank of Washington, National
                   Association and Garden Botanika, Inc. and Garden Botanika Direct,
                   Inc., dated November 30, 1995.

10.7*       --     Revolving Note in the amount of $5,000,000 dated November 30,
                   1995 in favor of U.S. Bank of Washington, National Association.

10.8*       --     Bridge Note in the amount of $4,000,000 dated November 30, 1995 in favor of U.S. Bank of Washington, National Association.

10.9*       --     Security Agreement dated November 30, 1995 by and between Garden
                   Botanika, Inc. and U.S. Bank of Washington, National Association.

10.10*      --     Distribution Agreement by and between Garden Botanika, Inc. and
                   Essential Amenities, Inc., dated November 2, 1995.

10.11*      --     Corporate Headquarters lease agreement by and between Westpark
                   "P" Limited Partnership and Garden Botanika, Inc., dated October 8,
                   1992, as amended.

10.12*      --     Corporate Headquarters expansion lease agreement by and between
                   Teachers Insurance & Annuity Association and Garden Botanika, Inc.,
                   dated September 27, 1995.

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
10.13*      --     Ontario Distribution Facility lease agreement by and between
                   Grumet-Goodrich Corporation and Garden Botanika, Inc., dated
                   December 16, 1992.

10.14*      --     Fontana Distribution Facility lease agreement by and between the
                   Tuffli Company and Garden Botanika, Inc., dated June 29, 1995.

10.15*      --     Garden Botanika, Inc. 1992 Combined Incentive and Nonqualified
                   Stock Option Plan (as amended through October 30, 1995).

10.16*      --     1996 Directors' Nonqualified Stock Option Plan.

10.17*      --     Stock Option Agreement and Payment Obligation by and between
                   Garden Botanika, Inc. and Jeffrey Mason, dated January 4, 1995.

10.18*      --     Option and Severance Agreement by and between Garden Botanika,
                   Inc. and John Garruto, dated October 30, 1995.

10.19*      --     Warrant to Purchase 1,740 Shares of Common Stock, dated September
                   20, 1993, held by DLJ First ESC L.L.C.

10.20*      --     Warrant to Purchase 166 Shares of Common Stock, dated September
                   20, 1993, held by DLJ Capital Corporation.

10.21*      --     Warrant to Purchase 21,817 Shares of Common Stock, dated
                   September 20, 1993, held by DLJ Capital Corporation.

10.22*      --     Asset Purchase and Sale Agreement by and among Garden Botanika,
                   Inc., Innovative Biosciences Corporation and its Shareholders, dated
                   September 19, 1995, as amended by Amendment Number 1 to Asset
                   Purchase and Sale Agreement dated October 30, 1995.

10.23*      --     Amended and Restated Investors Rights Agreement, by and among certain Investors and Garden Botanika, Inc., dated November 1, 1995, as amended.

10.24*      --     Standard Industrial Lease, between William D. Vogel and Garden
                   Botanika, Inc., dated February 21, 1996.

10.24A**    --     Form of Standard Industrial Lease, between William D. Vogel and
                   Garden Botanika, Inc., dated April 14, 1997.

10.25*      --     Corporate Headquarters Expansion Lease Agreement by and between
                   Persis Corporation and Garden Botanika, Inc., dated March 29, 1996.

10.26*      --     U.S. Bank waiver letter, dated March 27, 1996.

10.27*      --     U.S. Bank borrowing base amendment letter, dated April 11, 1996.

10.28*      --     Letter of Understanding to Purchase by Garden Botanika from
                   Momentis of System Development and Maintenance Services dated March
                   28, 1996.

10.29***    --     Distribution Agreement with Hunter Packaging Ltd. dated October
                   20, 1997

10.30***    --     License and Distribution Agreement with Hunter Packaging Ltd.
                   dated March 19, 1998

10.31***    --     Commitment Letter with Foothill Capital Corporation dated April
                   2, 1998, as amended

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
10.32***    --     Loan and Security Agreement with Foothill Capital Corporation dated as of April 29, 1998

10.33****   --     Second Amendment to Employment Agreement with Michael W. Luce dated January 19, 1999

10.34****   --     Loan and Security Agreement with BankBoston dated April 22, 1999

11          --     Calculation of Earnings Per Common and Common Equivalent Share

23.1        --     Consent of Independent Auditor.

27.1        --     Financial Data Schedule

99.1*       --     Donaldson, Lufkin & Jenrette Securities Corporation question and answer materials and related documents.

99.2****    --     Press Release dated April 20, 1999 announcing bankruptcy filing



* Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-1744) as declared effective May 22, 1996.

** Incorporated by reference to exhibits filed with Registrant's Report on Form 10-K for fiscal 1996, as filed April 18, 1997.

*** Incorporated by reference to exhibits filed with Registrant's Report on Form 10-K/A for fiscal 1997, as filed May 29, 1998.

**** Incorporated by reference to exhibits filed with Registrant's Report on Form 8-K, as filed May 3, 1999.