Form 10-K405/A
period 1999-01-30
GARDEN BOTANIKA INC
filed 1999-06-01
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

        In fiscal 1998 and 1999, prior to the Petition Date, the Company negotiated 34 lease termination agreements and closed 36 stores. Under authority granted by the Bankruptcy Court in the Chapter 11 Case, the Company and a liquidator that it has retained have been or currently are in the process of closing 95 additional stores, as well as one of two office buildings previously used as part of the Company's Redmond, Washington corporate headquarters.

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

        From opening its first store in August 1990 to the Company's initial public offering in May 1996, Garden Botanika pursued an aggressive growth strategy, establishing itself as a leading market presence in core markets in the Pacific Northwest, California and parts of the East Coast. This growth was fueled by double-digit comparable store sales increases for the fiscal years 1993 through 1995. The most rapid period of expansion occurred in 1995 and 1996, when the Company opened 66 and 101 stores, respectively. The 167 stores opened in these years performed significantly below historical experience and the Company's expectations, which the Company believes was due, at least in part, to the fact that these stores were geographically widely dispersed from other Garden Botanika stores and thus did not have sufficient market penetration to effectively build and benefit from the Garden Botanika brand. These new stores, representing approximately 66% of the Company's store base at the time, adversely affected the performance of the Company as a whole, and comparable store sales increased only 7% in fiscal 1996. Brand awareness and name recognition were slow to develop in many new markets, a disproportionate number of which consisted of only one or two stores, and competition from Bath and Body Works, Victoria's Secret, the Body Shop and other specialty retailers and mass merchandisers increased substantially.

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

        Dependence on Line of Credit; Limited Resources. Like many mall-based specialty retailers, the Company experiences substantial seasonal fluctuations in its sales and operating results, with its largest sales volumes in the months of November and December. The Company currently expects to incur losses during the first three quarters of 1999 and will need to borrow under a line of credit to finance its current operations as well as its inventory build-up and increasing operating costs prior to the holiday season. On April 23, 1999, the Company entered a Loan and Security Agreement with BankBoston Retail Finance Inc. ("BankBoston") under which BankBoston agreed to provide the Company, as a debtor-in-possession and subject to the Bankruptcy Court's approval (which approval has since been obtained), with a two-year $7.0 million revolving line of credit, subject to certain operating covenants and financial conditions
(the "DIP Facility"). The maximum amount that can be advanced at any one time under the DIP Facility is calculated as a percentage of the net liquidation value of the Company's inventory. Operating restrictions under the DIP
Facility and other limitations on the Company's borrowing ability and access to funding generally may also limit the Com-pany's ability to pursue certain business initiatives that it might otherwise undertake in an effort to increase sales. The Company's limited resources, and the limited resources and/or unwillingness of its suppliers to continue doing business with the Company after taking account of the circumstances surrounding the Chapter 11 Case, could have further adverse impacts on the Company's business.

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

                                                FISCAL QUARTER(1)
                             --------------------------------------------------------
                              FIRST           SECOND          THIRD           FOURTH
                             --------        --------        --------        --------
                                                  (IN THOUSANDS)
FISCAL 1996:
      Net sales .......      $ 16,647        $ 16,916        $ 17,681        $ 41,221
        % of full year           18.0%           18.3%           19.1%           44.6%
      Gross margin ....      $  7,046        $  6,793        $  6,633        $ 19,442
        % of full year           17.7%           17.0%           16.6%           48.7%
      Net (loss) income      $ (2,685)       $ (1,987)       $ (3,780)       $  3,519

FISCAL 1997:
      Net sales .......      $ 23,918        $ 24,873        $ 21,284        $ 44,516
        % of full year           20.9%           21.7%           18.6%           38.8%
      Gross margin ....      $  8,736        $  8,075        $  5,695        $ 18,239
        % of full year           21.4%           19.8%           14.0%           44.8%
      Net loss ........      $ (3,225)       $ (4,162)       $ (5,918)       $ (2,275)

FISCAL 1998:
      Net sales............. $ 21,705        $ 20,862        $ 20,669        $ 39,579
        % of full year......     21.1%           20.3%           20.1%           38.5%
      Gross margin.......... $  6,110        $  4,917        $  5,901        $ 14,070
        % of full year......     19.8%           15.8%           19.0%           45.4%
      Net loss.............. $ (4,997)       $(10,173)       $ (5,812)       $(27,052)


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

        In the third quarter, the Company began borrowings under the Foothill Loan to meet operating expenses and, subsequently, to build up inventory levels for the holiday season. The maximum amount borrowed during this time was $6.0 million; the interest rate on all borrowings was 9.75%. All borrowings were repaid during December, and the Company ended fiscal 1999 with cash and cash equivalents totaling $4.29 million and no short-term investments or bank borrowings. Due to its fourth quarter loss, the Company was in violation of the EBITDA covenant of its credit line at January 30, 1999. The Company negotiated a reduction in the early termination fee and, on April 14, 1999, terminated the Foothill Loan with the payment of $125,000. The Company's ability to borrow under the DIP Facility received the final approval of the Bankruptcy Court on May 27, 1999.

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

    The DIP Facility, which is secured by the assets of the Company, bears interest at BankBoston's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. In order to access the DIP Facility, the Company is required to maintain certain financial covenants, including minimum consolidated earnings before interest, taxes, depreciation, amortization and restructuring expense and limitations on capital expenditures. The DIP facility also contains restrictive covenants including, among other things, the maintenance of inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. Excess availability under the DIP Facility as of May 27, 1999 was $4.4 million. As of May 27, 1999, the Company had made no borrowings under the DIP Facility.

    The Company believes that its cash balance at the end of fiscal 1998, combined with its cash flow from operations and borrowings under its DIP Facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1999. The Company's uses of capital for the remainder of fiscal 1999 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining Retained Stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on the Chapter 11 Case, operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -

        The executive officers and directors of the Company are set forth below.


NAME                         AGE                         POSITION
----                         ---                         --------
Arlee J. Jensen               50           Director, President--Chief Executive Officer
George W. Newman              50           Director, Vice President--Chief Financial Officer
John A. Garruto               46           Vice President -- Research and Product Development
Jeffrey M. Hare               34           Vice President--Operations
J. Victor Fandel              45           Director
Kern L. Gillette              46           Director
Michael W. Luce               48           Director

        Arlee J. Jensen has been the Company's President and Chief Executive Officer since January 1999. Prior to that, she was its Senior Vice President -- Merchandising and Marketing from June 1995 and was its Vice President -- Merchandising since the Company began operations in 1990. Prior to joining Garden Botanika, Ms. Jensen was employed at Eddie Bauer from 1983 to 1989, where, from 1986 to 1989, she was Divisional Vice President -- Womenswear, responsible for the women's segment of both the catalog and retail outlet operations. Prior to 1983, Ms. Jensen was employed at Frederick & Nelson, a Seattle-based department store chain, where she was Divisional Merchandise Manager -- Women's Apparel, and at Meier and Frank, where she was Director -- Creative Merchandising.

        George W. Newman has been the Company's Vice President -- Chief Financial Officer since December 1998. Prior to that, he was its Vice President -- Controller from January 1998 and was its Controller since joining the Company in February 1996. Prior to joining the Company, Mr. Newman was employed as Controller at Pacific Linen, Inc., a regional soft lines retailer, from January 1995 to February 1996. From 1979 to 1994, Mr. Newman was employed at The Kobacker Company, a national footwear retailer where, among other positions, he served as Controller.

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

        Jeffrey M. Hare has been the Company's Vice President -- Distribution Services since April 1997. In previous positions with the Company, Mr. Hare has been continuously responsible for the Company's warehouse, outbound freight and gift assembly functions since October 1991. In addition, Mr. Hare assumed responsibility for the Company's catalog fulfillment operations when the Company introduced its mail-order catalog in 1994. Prior to joining Garden Botanika, from 1983 to 1991, Mr. Hare held various positions with Precor USA, an exercise equipment manager, including the position of Production Manager.

        J. Victor Fandel has been a director of the Company since March 1999. Since 1985, Mr. Fandel has been one of three principals operating Terranomics Retail Services ("Terranomics"), a division of BT Commercial Real Estate, a regional real estate brokerage firm. In that capacity, Mr. Fandel directs national and regional specialty tenant strategies for retailers and assists urban and specialty retail developments with the management of their real estate. From 1991 to 1994, Mr. Fandel assisted Garden Botanika in obtaining many of its store locations. Mr. Fandel is also a director of The Roberts Foundation, a charitable nonprofit foundation.

        Kern L. Gillette has been a director of the Company since March 1999. Previously, Mr. Gillette was employed by Cinnabon, Inc., a leading retailer of gourmet cinnamon rolls with 210 company-owned stores and 150 franchised stores throughout North America, where, from 1997 to January 1999, he served as President and Chief Executive Officer and where, from 1996 to January 1999, he also served as Chief Financial Officer. Prior to that, Mr. Gillette served from 1992 to 1996 as Chief Financial Officer at Reese Brothers, Inc., a direct response telemarketing firm, and he has held various executive positions with turnaround responsibilities, from 1990 to 1992 at Action Industries, Inc., a publicly held supplier of turnkey retail sales events, and from 1985 to 1989 at General Nutrition, Inc., a publicly held specialty retailer of nutritional supplements and related products.

        Michael W. Luce is a co-founder of the Company and has served as a director since its formation in 1989. From 1989 until January 1999, Mr. Luce served as the Company's President and Chief Executive Officer. Prior to founding Garden Botanika, Mr. Luce was President and Chief Operating Officer of Eddie Bauer Company ("Eddie Bauer"), an outdoor clothing retailer, until it was acquired by Spiegel, Inc. in 1988. From 1984 to 1988, before becoming its President, Mr. Luce held various positions in the store and mail-order divisions of Eddie Bauer, including General Merchandise Manager and Vice President of Marketing.

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

    Further Information Concerning the Board of Directors

        The Board of Directors held five meetings during fiscal year 1998. The Company has established two standing committees of the Board of Directors, an Audit Committee and a Compensation Committee, and does not have a standing Nominating Committee.

        The purpose of the Audit Committee is to review the functions of the Company's management and independent auditors pertaining to the Company's financial statements and perform such other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors. The Audit Committee held four meetings during fiscal year 1998. Messrs. Fandel and Gillette are currently the members of the Audit Committee.

        The purpose of the Compensation Committee is to determine officer and director compensation and administer the Company's 1992 Combined Incentive and Nonqualified Stock Option Plan (the "Employee Plan"). The Compensation Committee held two meetings during fiscal year 1998. Messrs. Fandel, Gillette and Luce are currently the members of the Compensation Committee.

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

        On March 3, 1999, the Board of Directors authorized cash payments to outside directors in the amount of $2,500 per year, payable quarterly in advance. In addition, the Board authorized payment of $300 to outside directors for each meeting of the Board of Directors or of a committee of the Board of Directors attended by the outside directors.

        The Annual Meeting of the Board of Directors for fiscal 1999 is scheduled to be held following the Annual Meeting of Shareholders, at which time the Company expects that options to purchase an aggregate of 6,355 shares will be granted to current directors. To date, 7,626 options have been granted under the Directors' Plan.

ITEM 11 - EXECUTIVE COMPENSATION -

        The following Summary Compensation Table shows compensation information for (i) all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during the fiscal year ending January 30, 1999,
(ii) the four most highly paid executive officers of the Company other than the Chief Executive Officer who were serving as executive officers at the end of the year ending January 30, 1999, and (iii) two individuals who were among the four most highly paid employees of the Company other than the Chief Executive Officer during fiscal 1998 but who were not serving as executive officers on January 30, 1999 (collectively referred to as "the Named Officers") for the indicated fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                LONG-TERM
                                                              COMPENSATION
                                                                  AWARDS
                                                ANNUAL            ------
                                             COMPENSATION       SECURITIES
                                          -------------------    UNDERLING          ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR      SALARY($)  BONUS($)    OPTIONS(#)       COMPENSATION
---------------------------     ----      ---------  --------    ----------       ------------
Michael W. Luce                 1998      $258,000     --          150,000         $111,890(1)
   Former President and Chief   1997      $260,729     --           57,778         $  9,578(2)
   Executive Officer(3)         1996      $253,076     --          120,580         $  4,125(2)

Arlee J. Jensen                 1998      $188,580     --             --           $  7,258(2)
   President and Chief          1997      $184,005     --           20,800         $  6,142(2)
   Executive Officer            1996      $178,272  $15,132         40,000         $  2,527(2)

George W. Newman                1998      $118,205     --             --                 --
   Vice President and Chief     1997      $ 89,477     --            4,900               --
   Financial Officer            1996(4)   $ 69,751     --            5,000               --

John A. Garruto                 1998      $143,999     --             --                 --
  Vice President--Research      1997      $132,675     --           10,300               --
  and Development               1996      $130,201  $ 7,448         29,300               --

Jeffrey M. Hare                 1998      $ 85,092     --             --                 --
  Vice President--Operations    1997      $ 73,204     --            6,100               --
                                1996      $ 56,720  $ 3,006          7,000               --

Susan M. Walker                 1998      $129,262     --             --           $  6,600(5)
   Vice President--Stores       1997      $126,208     --            8,800
                                1996(6)   $100,798     --           15,000

Kay Kowanko                     1998      $124,444     --             --                 --
   Creative Director            1997(7)    $34,308     --            5,000         $ 22,797(8)

Susan M. Detmer                 1998      $143,086     --             --                 --
   Former Vice President--      1997      $157,041     --           17,200               --
   Merchandising (9)            1996(10)   $23,067     --           25,000               --


(1) Includes separation payment of $66,000; payout of accrued vacation time of $32,894; and term life insurance and medical insurance premiums.
(2)   Represents term life insurance and medical insurance premiums.
(3) Mr. Luce resigned his positions as President and Chief Executive Officer of the Company effective January 1999.
(4) Mr. Newman joined the Company during fiscal 1996. If Mr. Newman had been employed for the entire year at the same annual base salary rate, his annual salary would have been $76,093.
(5)   Represents automobile allowance.
(6) Ms. Walker joined the Company during fiscal 1996. If Ms. Walker had been employed for the entire year at the same annual base salary rate, her annual salary would have been $120,958.
(7) Ms. Kowanko joined the Company during fiscal 1997. If Ms. Kowanko had been employed for the entire year at the same annual base salary rate, her annual salary would have been $125,000.
(8)   Represents relocation expenses.
(9) Ms. Detmer resigned her position as Vice President--Merchandising of the Company effective December 1998.

(10) Ms. Detmer joined the Company during fiscal 1996. If Ms. Detmer had been employed for the entire year at the same annual base salary rate, her annual salary would have been $150,000.

STOCK OPTIONS

    Option Grants in Fiscal Year 1998

        The following table provides information on option grants to the Named Officers in fiscal 1998. The only Named Officer to receive an option grant in fiscal 1998 was Michael W. Luce. Options for a total of 150,000 shares of Common Stock were granted to him on March 1, 1998 in three series of 50,000 shares each, with exercise prices of $2.00, $4.00 and $8.00, respectively. The options in the aggregate vest over the course of four years, with the lowest priced options vesting first. For example, after one year, options for one quarter of the shares, or 37,500 shares, would be fully vested. Options for 50,000 shares have the lowest exercise price of $2.00, so that Mr. Luce would have the right to purchase 37,500 shares for $2.00 each after one year. After year two, Mr. Luce would, in addition, have the right to purchase the balance of 12,500 shares for $2.00 each plus 25,000 shares with the next lowest exercise price, $4.00 per share.

        In the table below, grants are listed separately for each series. In addition, this table shows the potential gain that could be realized if the fair market value of the Company's Common Stock were to appreciate at either a 5% or 10% annual rate for the period of the option term.

                                                                POTENTIAL REALIZABLE VALUE AT
                                     INDIVIDUAL GRANTS(1)       ASSUMED ANNUAL RATES OF STOCK
                                     --------------------           PRICE APPRECIATION FOR
                                SECURITIES                               OPTION TERM(2)
                                UNDERLYING  EXERCISE  EXPIRATION         --------------
NAME                            OPTIONS(#)    PRICE      DATE          5%              10%
----                            ----------    -----      ----          --              ---
Michael W. Luce 1998 Series A     50,000      $2.00    3/3/2008     $32,348         $110,742
Michael W. Luce 1998 Series B     50,000      $4.00    3/3/2008        --            $10,742
Michael W. Luce 1998 Series C     50,000      $8.00    3/3/2008        --              --

(1) All options vest annually over a four-year period and expire after ten years and two days. See also "Employment Agreements and Change in Control Arrangements."
(2) The assumed rates of growth are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict or forecast future stock prices, nor do they reflect the Company's estimate of future stock price growth. The fair market value of the Company's Common Stock at the beginning of the option term was $1.625 per share.

    1998 Fiscal Year-End Option Values

        The following table shows the value of option grants outstanding as of January 30, 1999 for each Named Officer. None of the Named Officers exercised options in fiscal 1998.

                                                                  VALUE OF UNEXERCISED, IN-THE-
                           NUMBER OF SECURITIES UNDERLYING              MONEY OPTIONS(1)
                                 UNEXERCISED OPTIONS                    ----------------
                                 -------------------              EXERCISABLE     UNEXERCISABLE
        NAME             EXERCISABLE (#)     UNEXERCISABLE (#)     ($ VALUE)        ($ VALUE)
        ----             ---------------     -----------------     ---------        ---------
Michael W. Luce              131,301              228,837              --              --
Arlee J. Jensen              56,022               44,500               --              --
George W. Newman              3,725                6,175               --              --
John A. Garruto              17,225               22,375               --              --
Jeffrey M. Hare               8,834                9,028               --              --
Susan M. Walker               9,700               14,100               --              --
Kay Kowanko                   1,250                3,750               --              --
Susan M. Detmer              14,300                  0                 --              --

(1) Calculation based on the spread between the closing sale price of $0.375 per share of Common Stock on the last trading day before January 30, 1999 and the exercise price of the grants.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

        The Company is a party to an amended employment agreement with Mr. Luce that provides, among other things, for his resignation as President effective January 19, 1999 and for his continued service as a member of the Board of Directors for a period of at least one year. In return, the agreement calls for severance payments equaling $131,000. Severance payments were to be made in three installments, with $66,000 due on January 19, 1999, and $32,500 due on each of April 19 and July 19, 1999. Under the agreement, in the event the Company failed to make any required payment when due, Luce would be entitled to severance totaling $260,000, less any amounts already paid. The Company made the first installment payment of $66,000 but did not make the second payment of $32,500 when due on April 19, 1999. On April 20, 1999, the Petition Date of the Company's bankruptcy filing, Luce made written demand for immediate payment of $194,000. Under the agreement, the Company continues to pay Luce's health and life insurance benefits for a period of one year, and his stock options continue to vest as though he were an employee of the Company. Under the amended agreement, Luce is no longer bound by prior noncompetition provisions.

        The Company is also a party to an Option and Severance Agreement with Mr. John A. Garruto, the Company's Vice President of Research and Product Development, which provides for an annual base salary of $130,000. In addition, Mr. Garruto received stock options to purchase 25,424 shares of Common Stock at $1.97 per share, which options vest monthly over a five-year period for as long as Mr. Garruto is employed by the Company. These options were not granted under the Employee Plan. In the event Mr. Garruto is terminated without cause (as determined by the Company's Board of Directors), he will be entitled to severance payments equal to his then-current salary for nine months following the effective date of termination.

        In February 1998, the Board of Directors authorized a Retention Plan and granted certain key employees the right to earn two annual cash bonuses if they stayed continuously employed by the Company for one and two years, respectively, following the date of the grant. On the first anniversary of the date of the grant, these employees, except for Ms. Jensen and Mr. Newman, were given their first bonus retention installments, equal to one-third of the total amount which they would be able to earn. Ms. Jensen and Mr. Newman both voluntarily forbore acceptance of their bonuses, which were accrued as a liability of the Company. In the Chapter 11 Case, the Company has indicated that it intends to reject its future obligations under the Retention Plan.

        Under the Employee Plan, outstanding options vest, at the discretion of the Compensation Committee, upon the occurrence of certain transactions, including certain mergers and other business combinations involving the Company.

REPORT OF THE COMPENSATION COMMITTEE

        The Compensation Committee of the Board of Directors of the Company determined and administered the compensation of the Company's executive officers during fiscal 1998.

    Compensation Principles

        The Compensation Committee believes that, outside the context of a bankruptcy filing, a significant portion of executive compensation should be at risk, that performance should be rewarded, that the financial interests of executive officers should be aligned with shareholders through stock ownership, and that compensation should be competitive with others in the personal care products industry. In fiscal 1998, we structured compensation at Garden Botanika to meet these criteria.

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

        The purpose of annual cash bonus awards, which are paid after the fiscal year-end, is to provide a direct linkage between executive compensation and the Company's overall annual performance. At the beginning of each fiscal year, the Compensation Committee and the Board of Directors establish target annual financial performance levels for the Company. At the end of each fiscal year, the Compensation Committee and the Board of Directors rate the Company's prior year's performance based, in part, on its financial achievements (in relation to the target performance levels for that year) and, in part, on a variety of qualitative assessments. Based on the disappointing results produced by the Company in 1997 and 1998, no executive cash bonuses were paid for those years.

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

    Chief Executive Officer Compensation

        During fiscal 1998, Garden Botanika's most highly compensated officer was Michael W. Luce, President and Chief Executive Officer of the Company from its inception in 1989 until January 1999. Mr. Luce's 1997 performance, which was the basis for setting the level of his compensation for fiscal 1998, was reviewed by the Compensation Committee and discussed with the Board of Directors and Mr. Luce. The Committee noted that, during fiscal 1997, the Company had increased its sales volume by approximately 24% and opened 27 stores, increasing its store base by approximately 11%. The Compensation Committee also noted, however, that the Company's comparable store sales increased only 1%, well below historical levels, and the Company needed to improve its performance in meeting certain financial targets, such as overall sales and store contribution margins. Against this background, Mr. Luce's annual salary for fiscal 1998 was not increased from the prior year, and no annual cash bonus was awarded for the year.

        At the beginning of fiscal 1998, the Compensation Committee also determined that equity-based incentive compensation should serve as a potentially significant portion of Mr. Luce's total compensation so that the value ultimately realized by Mr. Luce would depend directly on the long-term performance of the Company and would be commensurate with the value realized by shareholders. On March 1, 1998, the Committee granted Mr. Luce nonqualified stock options to purchase 50,000 shares at $2.00 per share, 50,000 shares at $4.00 per share and 50,000 shares at $8.00 per share. The options vest at the rate of 37,500 per year, with the options for the lowest exercise price vesting first.

        Following the resignation of Mr. Luce as the Company's President and Chief Executive Officer on January 19, 1999, Ms. Jensen assumed those positions. Her salary was not adjusted in fiscal 1998 from that which she earned previously as the Company's Senior Vice President--Marketing.

    Internal Revenue Code Section 162

        Under Section 162 of the Internal Revenue Code of 1986, as amended (the "Code"), the federal income tax deduction for compensation paid to the Chief Executive Officer and the four most highly compensated other executive officers of publicly held corporations is limited to $1 million per officer per fiscal year, unless the compensation qualifies as "performance-based compensation" under Section 162(m) of the Code. The Compensation Committee is aware of this limitation and believes that no compensation paid by the Company during 1998 will exceed the $1 million limitation.

        In fiscal 1998, the Compensation Committee consisted of Messrs. Jeffrey
H. Brotman, Gerald R. Gallagher and Dale J. Vogel, none of whom serve currently on the Board of Directors. The current Compensation Committee anticipates that its principles will be reconsidered in the context of the Chapter 11 Care.


                                            Compensation Committee
                                            J. Victor Fandel
                                            Kern L. Gillette
                                            Michael W. Luce

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

                                   CUMULATIVE
                                 TOTAL RETURN(1)


                                                  5/22/96   1/31/97   1/30/98   1/30/99
                                                  -------   -------   -------   -------
Garden Botanika, Inc.............................   $100      $ 48      $ 10      $  2
Nasdaq Stock Market (U.S.) Index.................   $100      $111      $131      $204
Nasdaq Retail Trade Stocks Index.................   $100      $ 96      $112      $137

------------

(1)   Assumes $100 investment of May 22, 1996.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal 1998, the following individuals (none of whom was or had been an employee of the Company) served on the Company's Compensation Committee:
Jeffrey H. Brotman, Gerald R. Gallagher and Dale J. Vogel. There were no interlocks with other companies within the meaning of the Commission's proxy rules during fiscal 1998.

Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation."


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -

        The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 20, 1999 by (i) each director;
(ii) the Named Officers; and (iii) all directors and executive officers of the Company as a group.

                                                       Amount of
                            Name                 Beneficial Ownership  Percentage
                            ----                 --------------------  ----------
               J. Victor Fandel(1) .............          318               *
               Kern L. Gillette(2) .............          424               *
               Michael W. Luce(3) ..............      236,942            3.35%
               Arlee J. Jensen(4) ..............       95,146            1.33%
               George W. Newman(5) .............        5,100               *
               John A. Garruto(6) ..............       48,742               *
               Jeffrey M. Hare(7) ..............       11,693               *
               Susan M. Walker(8) ..............       14,289               *
               Susan M. Detmer .................            0               0%
               Kay Kowanko(9) ..................        2,500               *
               All directors and executive
                 officers as a group (8 persons)      133,267            1.89%


 *    Less than one percent.
(1) Consists of 212 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 106 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.
(2) Consists of 212 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 212 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.
(3) Includes 5,084 shares of Common Stock held by certain family members of Mr. Luce for which Mr. Luce may be deemed a beneficial owner. Also includes 137,657 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 1,444 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.
(4) Includes 200 shares of Common Stock held by Ms. Jensen's spouse for the benefit of a minor child, 61,826 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 5,200 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.
(5) Includes 3,725 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 1,225 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.
(6) Includes 39,257 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 5,329 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.
(7) Consists of 9,978 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 1,715 shares of Common
      Stock that are issuable upon the exercise of options exercisable within 60 days.
(8) Includes 11,289 shares of Common Stock that are issuable upon the exercise of currently exercisable options.
(9) Consists of 1,250 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 1,250 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act) is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock.

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

        Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5 was required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

        Since its inception, the Company has acquired through arm's length transactions a significant portion of its finished personal care products, particularly in its Aromatics line, from Randall International, the President and majority shareholder of which, William B. Randall, was a member of the Company's Board of Directors from 1990 to March 1999. The cost of products purchased from Randall International by the Company in fiscal 1998 was approximately $2.4 million. These purchases represented approximately 8.6% of the Company's total purchases for such year.

        In the fourth quarter of fiscal 1997, the Company began to supply, on an experimental basis through arm's length transactions, selected specially priced Garden Botanika products for resale by Costco in certain of its membership warehouse stores. Jeffrey H. Brotman, a founder of Costco and currently its Chairman of the Board, is also a co-founder of the Company and served as its Chairman of the Board and Secretary from 1990 until January 1999. Total sales by the Company to Costco in fiscal 1998 were approximately $740,000. The Company does not currently anticipate further sales to Costco in fiscal 1999.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 1, 1999.


                                      GARDEN BOTANIKA, INC.



                                      By:  /s/ Arlee J. Jensen
                                          --------------------------------------
                                           Arlee J. Jensen
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 1, 1999, on behalf of the Registrant and in the capacities indicated.

              SIGNATURE                                       TITLE
              ---------                                       -----


        /s/ Arlee J. Jensen
----------------------------------      President, Chief Executive Officer and Director
            Arlee J. Jensen                (Principal Executive Officer)


       /s/ George W. Newman
----------------------------------      Vice President, Chief Financial Officer,
           George W. Newman                Secretary and Director (Principal Accounting
                                           Officer)


       /s/ Michael W. Luce
----------------------------------
           Michael W. Luce              Director


     /s/ J. Victor J. Fandel
----------------------------------
         J. Victor Fandel               Director


       /s/ Kern L. Gillette
----------------------------------
           Kern L. Gillette

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

                                    EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
3.3*        --     Eighth Restated Articles of Incorporation.

3.4*        --     Amended and Restated Bylaws.

4.1*        --     Specimen Common Stock Certificate.

4.2         --     See Articles 4.2, 5 and 6 of Exhibit 3.1 and Articles 3 and 7 of
                   Exhibit 3.4 which confirm certain rights of holders of Common Stock.

10.1*       --     Employment Agreement by and between Garden Botanika, Inc.
                   (formerly known as American Body Care, Inc.) and Michael Luce, dated
                   January 1, 1990.

10.2*       --     Employment Agreement by and between Garden Botanika, Inc. and
                   Jeffrey Mason, dated November 18, 1994.

10.3*       --     Hardware Purchase and Software License Agreement by and between
                   Garden Botanika, Inc. (formerly known as American Body Care, Inc.)
                   and STS Systems, Ltd., dated June 22, 1990.

10.3A*      --     Addendum 65 to Hardware Purchase and Software License Agreement
                   by and between Garden Botanika, Inc. and STS Systems, Ltd., dated
                   June 22, 1990.

10.4*       --     Equipment Maintenance Agreement by and between Garden Botanika,
                   Inc. (formerly known as American Body Care, Inc.) and STS Systems,
                   Ltd. dated June 22, 1990.

10.5*       --     Software Maintenance Agreement by and between Garden Botanika,
                   Inc. (formerly known as American Body Care, Inc.) and STS Systems,
                   Ltd., dated June 22, 1990.

10.6*       --     Credit Agreement by and among U.S. Bank of Washington, National
                   Association and Garden Botanika, Inc. and Garden Botanika Direct,
                   Inc., dated November 30, 1995.

10.7*       --     Revolving Note in the amount of $5,000,000 dated November 30,
                   1995 in favor of U.S. Bank of Washington, National Association.

10.8*       --     Bridge Note in the amount of $4,000,000 dated November 30, 1995 in favor of U.S. Bank of Washington, National Association.

10.9*       --     Security Agreement dated November 30, 1995 by and between Garden
                   Botanika, Inc. and U.S. Bank of Washington, National Association.

10.10*      --     Distribution Agreement by and between Garden Botanika, Inc. and
                   Essential Amenities, Inc., dated November 2, 1995.

10.11*      --     Corporate Headquarters lease agreement by and between Westpark
                   "P" Limited Partnership and Garden Botanika, Inc., dated October 8,
                   1992, as amended.

10.12*      --     Corporate Headquarters expansion lease agreement by and between
                   Teachers Insurance & Annuity Association and Garden Botanika, Inc.,
                   dated September 27, 1995.

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
10.13*      --     Ontario Distribution Facility lease agreement by and between
                   Grumet-Goodrich Corporation and Garden Botanika, Inc., dated
                   December 16, 1992.

10.14*      --     Fontana Distribution Facility lease agreement by and between the
                   Tuffli Company and Garden Botanika, Inc., dated June 29, 1995.

10.15*      --     Garden Botanika, Inc. 1992 Combined Incentive and Nonqualified
                   Stock Option Plan (as amended through October 30, 1995).

10.16*      --     1996 Directors' Nonqualified Stock Option Plan.

10.17*      --     Stock Option Agreement and Payment Obligation by and between
                   Garden Botanika, Inc. and Jeffrey Mason, dated January 4, 1995.

10.18*      --     Option and Severance Agreement by and between Garden Botanika,
                   Inc. and John Garruto, dated October 30, 1995.

10.19*      --     Warrant to Purchase 1,740 Shares of Common Stock, dated September
                   20, 1993, held by DLJ First ESC L.L.C.

10.20*      --     Warrant to Purchase 166 Shares of Common Stock, dated September
                   20, 1993, held by DLJ Capital Corporation.

10.21*      --     Warrant to Purchase 21,817 Shares of Common Stock, dated
                   September 20, 1993, held by DLJ Capital Corporation.

10.22*      --     Asset Purchase and Sale Agreement by and among Garden Botanika,
                   Inc., Innovative Biosciences Corporation and its Shareholders, dated
                   September 19, 1995, as amended by Amendment Number 1 to Asset
                   Purchase and Sale Agreement dated October 30, 1995.

10.23*      --     Amended and Restated Investors Rights Agreement, by and among certain Investors and Garden Botanika, Inc., dated November 1, 1995, as amended.

10.24*      --     Standard Industrial Lease, between William D. Vogel and Garden
                   Botanika, Inc., dated February 21, 1996.

10.24A**    --     Form of Standard Industrial Lease, between William D. Vogel and
                   Garden Botanika, Inc., dated April 14, 1997.

10.25*      --     Corporate Headquarters Expansion Lease Agreement by and between
                   Persis Corporation and Garden Botanika, Inc., dated March 29, 1996.

10.26*      --     U.S. Bank waiver letter, dated March 27, 1996.

10.27*      --     U.S. Bank borrowing base amendment letter, dated April 11, 1996.

10.28*      --     Letter of Understanding to Purchase by Garden Botanika from
                   Momentis of System Development and Maintenance Services dated March
                   28, 1996.

10.29***    --     Distribution Agreement with Hunter Packaging Ltd. dated October
                   20, 1997

10.30***    --     License and Distribution Agreement with Hunter Packaging Ltd.
                   dated March 19, 1998

10.31***    --     Commitment Letter with Foothill Capital Corporation dated April
                   2, 1998, as amended

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
10.32***    --     Loan and Security Agreement with Foothill Capital Corporation dated as of April 29, 1998

10.33****   --     Second Amendment to Employment Agreement with Michael W. Luce dated January 19, 1999

10.34****   --     Loan and Security Agreement with BankBoston dated April 22, 1999

11+         --     Calculation of Earnings Per Common and Common Equivalent Share

23.1        --     Consent of Independent Auditor.

27.1+       --     Financial Data Schedule

99.1*       --     Donaldson, Lufkin & Jenrette Securities Corporation question and answer materials and related documents.

99.2****    --     Press Release dated April 20, 1999 announcing bankruptcy filing



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

+ Incorporated by reference to exhibits filed with registrant's Report on 10-K for fiscal 1998, as filed May 17, 1999.