Form 10-Q
period 1999-05-01
GARDEN BOTANIKA INC
filed 1999-06-15
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED May 1, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-27920


                              Garden Botanika, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Washington                               91-1464962
       (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


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

THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT MAY 1, 1999.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                                PAGE
                                                                                ----
PART I -- FINANCIAL INFORMATION.................................................  4


     ITEM 1 -- FINANCIAL STATEMENTS.............................................  4

          Balance Sheets........................................................ 11

          Statements of Operations.............................................. 12

          Statements of Cash Flows.............................................. 13

          Notes to Financial Statements......................................... 14


     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS............................................  5


PART II -- OTHER INFORMATION....................................................  8

     ITEM 1 -- LEGAL PROCEEDINGS................................................  9

     ITEM 2 -- CHANGES IN SECURITIES............................................  9

     ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..................................  9

     ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............  9

     ITEM 5 -- OTHER INFORMATION................................................  9

     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.................................  9

          Exhibit 11 -- Calculation of Earnings Per Common and
          Common Equivalent Share............................................... 16

PART I -- FINANCIAL INFORMATION:


ITEM 1 -- FINANCIAL STATEMENTS

     The unaudited balance sheet as of May 1, 1999, audited balance sheet as of January 30, 1999 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the three-month periods ended May 1, 1999 and May 2, 1998 are attached. Notes to the unaudited financial statements are also attached.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

     This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Company's Annual Report on Form 10-K/A dated June 1, 1999, which has previously been filed with the Securities and Exchange Commission.

     Certain statements in this discussion constitute "forward-looking statements" and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among other things, court actions related to the Company's bankruptcy filing; the Company's losses and lack of profitability to date; fluctuations and/or declines in comparable store sales results; competition; and the Company's ability to successfully implement changes in its business strategies.

     On April 20, 1999 (the "Petition Date"), Garden Botanika filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Washington at Seattle, Washington (the "Bankruptcy Court"), Case No. 99-04464 (the "Chapter 11 Case"). The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations (see "Liquidity and Capital Resources," "Legal Proceedings" and Note 1 to "Notes to Financial Statements"). Realization of the Company's assets and liquidation of its liabilities at their recorded amounts is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. Because of the seasonality of its mall-based business, the Company has historically experienced net losses in the first three quarters of each fiscal year and expects that this pattern will continue in fiscal 1999.

     The Company expects to reorganize under Chapter 11 and propose a reorganization plan that provides for emergence from bankruptcy by or before 2001. Garden Botanika has the exclusive right to file a reorganization plan through August 18, 1999 (the "Exclusive Period"), and the Bankruptcy Court may grant a request to extend the Exclusive Period. There can be no assurance, however, that the Company will propose a plan in a timely fashion or that, if requested, the Bankruptcy Court will grant an extension. After expiration of the Exclusive Period with any extensions, creditors of the Company and other parties-in-interest have the right to propose their own reorganization plans. Although management expects to file a reorganization plan that provides the means for satisfying claims and interests in the Company, there can be no assurance that a plan will be proposed or that, if proposed, it will be confirmed by the Bankruptcy Court or that, if confirmed, it will be consummated. At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effects on the Company's business.

     The Company had 150 stores in operation at May 1, 1999 compared to 280 stores at May 2, 1998 and 252 stores at January 30, 1999. Under authorization of the Bankruptcy Court, the Company engaged the services of a liquidator that has been or currently is in the process of liquidating inventory at 90 other Company-leased store locations having leases that the Company intends to reject as part of its reorganization efforts. The average age of the Company's stores at May 1, 1999 was 49 months.

     The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

     RESULTS OF OPERATIONS --

     (a)  COMPARISON OF THE QUARTERLY PERIODS ENDED MAY 1, 1999 AND MAY 2, 1998.

     Net Sales. Net sales for the first quarter of fiscal 1999 were $17.9 million, compared to net sales of $21.7 million for the comparable prior period, a decrease of 17%. Store net sales decreased $4.0 million, or 20%, during the quarter, primarily due to the decrease in the number of stores, combined with a 12% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). The 12% decrease in comparable store sales for the quarter was driven by decreases of 16% in February, 7% in March and 14% in April. In the first quarter of fiscal 1998, comparable store sales decreased 17%, consisting of decreases of 15% in February, 13% in March and 22% in April.

     Partially offsetting the above decreases, the Company recognized revenue of $786,000 from sales of annual memberships in the Company's discount-based "Garden Club" customer loyalty program. Combined mail order and Internet sales increased $13,000, or 2%, versus the comparable prior period. There were no Internet sales nor a Garden Club program in the first quarter of fiscal 1998.

     Gross Margin. The dollar amount of gross margin decreased $396,000, or 6%, from the first quarter of fiscal 1998, reflecting the impact of the decrease in the number of stores and declining store comparable sales. This decline was offset by the increase in membership revenue and by reduced occupancy costs (primarily from reduced depreciation expense) as a result of property and equipment writedowns taken at January 30, 1999 for potential impairment of long lived assets at 118 store locations. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 32% in the first quarter of fiscal 1999 versus 28% in the comparable prior period. The majority of this increase is attributable to reduced depreciation expense resulting from the impairment writedown, as noted above.

     Operating Expenses.

     Stores and Catalog. The dollar amount of store and catalog expenses decreased by $895,000, or 10%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses increased to 43% from 40% in the first quarter of fiscal 1998, primarily due to the declining store sales volumes.

     General and Administrative. The dollar amount of general and administrative expenses decreased by $380,000, or 15%, from the comparable prior period, primarily reflecting the corporate expense reductions implemented in February of 1999 through reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses were 12% in both periods.

     Provision for Store Closing. During the quarter ended May 1, 1999, in connection with the Company's reorganization efforts, the Company recorded a provision for store closures of $6.6 million to cover the estimated lease termination expenses and other store exit costs associated with the closure of 95 poorly performing locations and the rejection of the underlying leases. This amount was partially offset by the reduction of approximately $1.1 million in deferred rent liability for the 95 rejected leases that had previously been recorded on the Company's balance sheet. As a result, the additional net charge recorded was $5.5 million.

     Operating Loss. For the reasons explained above, the Company's operating loss increased 90%, from $5.0 million to $9.6 million, in the respective quarters. As a percentage of net sales, the first quarter operating loss increased to 53% from 23% in the comparable prior period.

     Interest Income (Expense), Net. Net interest expense during the first quarter of fiscal 1999 was $43,000, or 0.2% of net sales, compared to net interest income of $48,000, or 0.2% of net sales, during the comparable prior period.

     Reorganization Charges. During the quarter ended May 1, 1999, the Company incurred certain costs relating to the Chapter 11 bankruptcy proceedings. These costs include the termination costs and related write-offs of approximately $200,000 associated with the early termination of its credit facility with Foothill Capital Corporation and legal and other professional fees through the end of the first quarter in the amount of approximately $600,000.

     Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the first quarter of either fiscal 1999 or fiscal 1998.

     Net Loss and Per Share Data. The Company's net loss increased 110% from $4.9 million, or $0.71 per share, during the first quarter of fiscal 1998 to $10.5 million, or $1.48 per share, during the first quarter of fiscal 1999. The absolute dollar increase in net loss was due to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES --

     On April 23, 1999, in connection with the Chapter 11 Case, the Company entered a Loan and Security Agreement (the "DIP Facility") with BankBoston Retail Finance Inc. ("BankBoston"), which is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory shipments at normal levels for its 150-store base during the course of the Chapter 11 Case. The DIP Facility consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of the Company's eligible inventory valued at cost or 80% of the net liquidation value of the eligible inventory. Advances under the facility are also subject to certain reserves, as defined in the DIP Facility. The facility expires on the earlier of April 23, 2001 or on the Company's emergence from bankruptcy. The Company's ability to borrow under the DIP Facility received the final approval of the Bankruptcy Court on May 27, 1999.

     The DIP Facility, which is secured by the assets of the Company, bears interest at BankBoston's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. In order to access the DIP Facility, the Company is required to maintain certain financial covenants, including minimum consolidated earnings before interest, taxes, depreciation, amortization and restructuring expense and limitations on capital expenditures. The DIP facility also contains restrictive covenants including, among other things, the maintenance of inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. Excess availability under the DIP Facility as of June 10, 1999 was $3.6 million. As of June 10, 1999, the Company had made no borrowings under the DIP Facility.

     On April 30, 1999, the Bankruptcy Court authorized the Company to reject leases for 95 poorly performing stores. Seventeen of these stores had been identified for closure in fiscal 1998 and were already included in the reserves for store closings taken that year. In the three months ended May 1, 1999, an additional net charge of $5.5 million was recorded to cover the estimated additional costs for closure and lease termination expenses of 78 of the 95 stores. The carrying value of the long lived assets of all 95 stores was substantially reduced as impaired under Statement of Financial Accounting Standard ("SFAS") No. 121 in the fourth quarter of fiscal 1998.

     In connection with the Chapter 11 Case, the Company engaged the services of an inventory liquidator and, on April 30, 1999, began the process of liquidating inventory in connection with the closing of 95 poorly performing stores. Under the terms of an agreement with its liquidator, based on minimum inventory levels, the Company has been guaranteed a minimum payment of $2.6 million dollars from the sale of inventory at closing store locations. The Company continues to pay occupancy costs during the liquidating period, but the liquidator assumes all other operating expenses associated with the stores to be closed. As of May 1,1999, the Company's recorded inventory on its balance sheet reflects the reduction for this liquidation, and a receivable has been recorded to reflect the guaranteed minimum payment. The Company estimates that, upon conclusion of the liquidation and after expenses, there will be no significant net gain or loss from the liquidation.

     The Company partially funded its net cash loss of $9.5 million (net loss before depreciation and amortization) in the first quarter of fiscal 1999 with a reduction in inventory levels of $1.8 million (excluding the inventory liquidation reduction noted above), with existing cash of $2.9 million and with a net increase in accounts payable, accrued expenses and liabilities subject to compromise of $5.0 million. While the Company did not access the DIP Facility during the first quarter of fiscal 1999, it expects to do so in the second or third quarter of the year to build inventory in preparation for the holiday season and fund current operations.

     The Company believes that its cash balance at the end of the first quarter of fiscal 1999, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1999. The Company's uses of capital for the remainder of fiscal 1999 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining its stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store, which is in addition to the raw materials and components held at the Company's manufacturing facility and at suppliers. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

     As a debtor-in-possession, actions against the Company to collect pre-petition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of a reorganization plan. To date, the Company has received approval to pay cus-omary obligations associated with the daily operations of its business, including the timely payment of new inventory shipments, employee wages and other obligations. The ultimate amount of, and settlement terms for, the Company's pre-petition liabilities are subject to the approval of a plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.


PART II --OTHER INFORMATION:


ITEM 1 -- LEGAL PROCEEDINGS --

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

ITEM 2 -- CHANGES IN SECURITIES --

     None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES --

     None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS --

     None

ITEM 5 -- OTHER INFORMATION --

     None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:

     EXHIBIT
     NUMBER   DESCRIPTION
     ------   -----------
      11      Calculation of Earnings Per Common and Common Equivalent Share

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the first quarter of fiscal 1999.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GARDEN BOTANIKA, INC.
                                        ----------------------------------------
                                        Registrant


June 14, 1998                   /s/ Arlee J. Jensen
-------------                   --------------------------
Date                            Arlee J. Jensen
                                President and Chief Executive Officer
                                and Director (Principal Executive Officer)


June 14, 1998                   /s/ George W. Newman
-------------                   --------------------------
Date                            George W. Newman
                                Vice President, Chief Financial Officer,
                                Secretary and Director (Principal Financial and
                                Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                          MAY 1,     JANUARY 30,
                                                                           1999         1999
                                                                        ---------    ----------
                                                                         (AMOUNTS IN THOUSANDS)
                                           ASSETS
Current assets:
    Cash and cash equivalents                                            $ 1,409      $ 4,295
    Inventory liquidation receivable                                       2,663           --
    Inventories                                                           11,740       16,204
    Prepaid expenses:
      Rent                                                                 1,028        1,580
      Other                                                                  980        1,338
                                                                         -------      -------
        Total current assets                                              17,820       23,417

Property and equipment:
    Leasehold improvements                                                23,921       23,920
    Furniture and equipment                                               11,238       11,244
    Equipment under capital lease                                            261          261
                                                                         -------      -------
                                                                          35,420       35,425
    Less accumulated depreciation and
    amortization                                                         (17,679)     (16,754)
                                                                         -------      -------
      Net property and equipment                                          17,741       18,671

                                                                         -------      -------
        Total assets                                                     $35,561      $42,088
                                                                         =======      =======


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Checks drawn in excess of bank balances                              $   231      $ 1,522
    Accounts payable                                                         379        9,436
    Reserve for store closing                                                827        1,327
    Accrued salaries, wages and benefits                                   1,690        1,890
    Accrued sales tax                                                        404          680
    Garden Club -- deferred revenue                                        1,441        1,607
    Other                                                                  1,244        1,307
                                                                         -------      -------
        Total current liabilities                                          6,216       17,769

Liabilities subject to compromise                                         16,576           --
Deferred rent and other                                                    2,271        3,357
                                                                         -------      -------
        Total liabilities                                                 25,063       21,126

Commitments
Shareholders' equity:
    Preferred Stock, $.01 par value;
      10,000,000 shares authorized; none issued and outstanding               --           --
    Common  Stock, $.01 par value;
      36,092,374 shares authorized; 7,069,098 issued and outstanding      98,648       98,633
    Accumulated deficit                                                  (88,150)     (77,671)
                                                                        --------     --------
        Total shareholders' equity                                        10,498       20,962

        Total liabilities & shareholders' equity                         $35,561      $42,088
                                                                         =======      =======

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              (UNAUDITED)
                                                                          MAY 1,     JANUARY 30,
                                                                           1999         1999
                                                                        ---------    ----------
                                                                         (AMOUNTS IN THOUSANDS)
Net sales                                                                $17,939    $21,705
Cost of sales (including buying and occupancy costs)                      12,225     15,595
                                                                        --------    -------
      Gross margin                                                         5,714      6,110

Operating expenses:
    Stores and catalog                                                     7,716      8,611
    General and administrative                                             2,153      2,533
Provision for store closing                                                5,480
Preopening and facility relocation expenses                                   --         11
                                                                        --------    -------
      Operating loss                                                      (9,635)    (5,045)

Interest income (expense), net                                               (43)        48
Reorganization charges                                                      (800)        --
                                                                         -------    -------
      Net loss                                                          $(10,478)   $(4,997)
                                                                        ========    =======

Net loss per share                                                        $(1.48)    $(0.71)

Weighted average common and common equivalent shares                       7,069      7,069

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                              (UNAUDITED)
                                                                          MAY 1,     JANUARY 30,
                                                                           1999         1999
                                                                        ---------    ----------
                                                                         (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                             $(10,478)   $(4,997)
                                                                        --------    -------

   Adjustments to reconcile net loss to net cash used
        by operating activities:
      Depreciation and amortization                                          910      2,013
      Changes in assets and liabilities:
        Inventories                                                        4,464      2,176
        Liquidation accounts receivable                                   (2,663)
        Prepaid rent  and other assets                                       930     (1,016)
        Accounts payable, accrued expenses and liabilities
          subject to compromise                                            5,023     (1,822)
        Deferred rent and other                                           (1,072)       202
                                                                        --------    -------
          Total adjustments                                                7,592      1,553
                                                                        --------    -------
          Net cash used by operating activities                           (2,886)    (3,444)
                                                                        --------    -------

Cash flows from investing activities:
   Additions to property and equipment                                        --       (389)
                                                                        --------    -------
          Net cash used by investing activities                               --       (389)
                                                                        --------    -------

(Decrease) increase in cash and cash equivalents                          (2,886)    (3,833)
Cash and cash equivalents, beginning of period                             4,295      8,594
                                                                        --------    -------

Cash and cash equivalents, end of period                                $  1,409    $ 4,761
                                                                        ========    =======

   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 1, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying unaudited financial statements include the accounts of Garden Botanika, Inc. (the "Company"), a Washington corporation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A dated June 1, 1999, which has previously been filed with the Securities and Exchange Commission.

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

3. The results of operations for the quarterly period ended May 1, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

4. In fiscal 1998 the Company closed 29 stores and recorded a provision to close an additional 24 stores in the amount of $7.3 million. Seven of these stores were closed in the first quarter of fiscal 1999. At the conclusion of the 1998 holiday season, the Company reviewed the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, a charge of $20.1 million was recorded in fiscal 1998 to recognize potential impairment of long lived assets for 118 stores. This amount reduced property and equipment.

On April 30, 1999, the Bankruptcy Court authorized the Company to reject leases for 95 poorly performing stores. Seventeen of these stores had been identified for closure in fiscal 1998 and were already included in the reserves for store closings taken that year. In the three months ended May 1, 1999, an additional net charge of $5.5 million was recorded to cover the estimated additional costs for closure and lease termination expenses of 78 of the 95 stores. The carrying value of the long lived assets of all 95 stores was substantially reduced as impaired under SFAS No. 121 in the fourth quarter of fiscal 1998.

5. In the Chapter 11 case, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the bankruptcy court after submission to any required vote by the affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 case have been segregated and classified as liabilities subject to compromise in the accompanying balance sheet. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and are not presently determinable. Included in liabilities subject to compromise as of May 1, 1999 are pre-petition accounts payable of $9.7 million and estimated lease termination costs of $6.9 million.

6. In connection with the Chapter 11 Case, the Company engaged the services of an inventory liquidator and, on April 30, 1999, began the process of liquidating inventory in connection with the closing of 95 poorly performing stores. Under the terms of an agreement with its liquidator, based on minimum inventory levels, the Company has been guaranteed a minimum payment of $2.6 million dollars from the sale of inventory at closing store locations. The Company continues to pay occupancy costs during the liquidating period, but the liquidator assumes all other operating expenses associated with the stores to be closed. As of May 1,1999, the Company's recorded inventory on its balance sheet reflects the reduction for this liquidation, and a receivable has been recorded to reflect the guaranteed minimum payment. The Company estimates that, upon conclusion of the liquidation and after expenses, there will be no significant net gain or loss from the liquidation.