Form 10-Q
period 1999-07-31
GARDEN BOTANIKA INC
filed 1999-09-14
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                           -----------    ------------
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

THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT July 31, 1999.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION ..................................................   4

        ITEM 1 -    FINANCIAL STATEMENTS ........................................   4

               Balance Sheets ...................................................  12

               Statements of Operations .........................................  13

               Statements of Cash Flows .........................................  14

               Notes to Financial Statements ....................................  15

        ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............   4

PART II - OTHER INFORMATION .....................................................   9

        ITEM 1 - LEGAL PROCEEDINGS ..............................................   9

        ITEM 2 - CHANGES IN SECURITIES ..........................................   9

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ................................   9

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ............   9

        ITEM 5 - OTHER INFORMATION ..............................................   9

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...............................  10

               Exhibit 11 - Calculation of Earnings Per Common and
               Common Equivalent Share ..........................................  17

PART I - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS -

        The unaudited balance sheet as of July 31, 1999, audited balance sheet as of January 30, 1999 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the six-month periods ended July 31, 1999 and August 1, 1998 are attached. Notes to the unaudited financial statements are also attached.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

        This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Company's Annual Report on Form 10-K/A dated June 1, 1999, which has previously been filed with the Securities and Exchange Commission.

        Certain statements in this discussion constitute "forward-looking statements" and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, court or creditors' actions related to the Company's bankruptcy filing; the Company's losses and lack of profitability to date; fluctuations and/or declines in comparable store sales results; competition; and the Company's ability to successfully implement changes in its business strategies.

        On April 20, 1999 (the "Petition Date"), Garden Botanika filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Washington at Seattle, Washington (the "Bankruptcy Court"), Case No. 99-04464 (the "Chapter 11 Case"). The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations (see, below, "Liquidity and Capital Resources," Part II, Item 1--"Legal Proceedings" and Note 1 to "Notes to Financial Statements"). Realization of the Company's assets and liquidation of its liabilities at their recorded amounts is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

        The Company expects to reorganize under Chapter 11 and propose a reorganization plan that provides for emergence from bankruptcy by or before 2001. Garden Botanika has had its exclusive right to file a reorganization plan extended through February 28, 2000 (the "Exclusive Period"), and the Bankruptcy Court may grant an additional request to extend the Exclusive Period. There can be no assurance, however, that the Company will propose a plan in a timely fashion or that, if requested, the Bankruptcy Court will grant an extension. After expiration of the Exclusive Period with any extensions, creditors of the Company and other parties-in-interest have the right to propose their own reorganization plans. Although management expects to file a reorganization plan that provides the means for satisfying claims and interests in the Company, there can be no assurance that a plan will be proposed or that, if proposed, it will be confirmed by the Bankruptcy Court or that, if confirmed, it will be consummated. At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effects on the Company's business.

        The Company had 149 stores in operation at July 31, 1999 compared to 282 stores at August 1, 1998 and 252 stores at January 30, 1999. The average age of the Company's stores at July 31, 1999 was 52 months.

        The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

        RESULTS OF OPERATIONS -

        (a) COMPARISON OF THE QUARTERLY PERIODS ENDED JULY 31, 1999 AND AUGUST 1, 1998.

        Net Sales. Net sales for the second quarter of fiscal 1999 were $13.5 million, compared to net sales of $20.8 million for the comparable prior period, a decrease of 35%. Store net sales decreased $8.1 million, or 40%, during the quarter, primarily due to the decrease in the number of stores, combined with a 9% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). The 9% decrease in comparable store sales for the quarter was the result of decreases of 8% in May, 11% in June and 9% in July. In the second quarter of fiscal 1998, comparable store sales decreased 22%, consisting of decreases of 27% in May, 18% in June and 19% in July.

        Partially offsetting the decreases described above, the Company recognized revenue of $753,000 in the second quarter of fiscal 1999 from sales of annual memberships in the Company's discount-based "Garden Club" customer loyalty program, which membership sales are amortized over the course of a year, versus $128,000 in the comparable prior period. Combined mail order and Internet sales in the quarter ending July 31, 1999 increased $179,000, or 37%, over the comparable prior period.

        Gross Margin. The dollar amount of gross margin decreased $229,000, or 5%, from the second quarter of fiscal 1998, primarily as a result of the decrease in the number of stores. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 35% in the second quarter of fiscal 1999 versus 24% in the comparable prior period. This increase was primarily due to the impact of the closure in the second quarter of poorly performing stores with lower average margins than the Company's continuing store base.

        Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses decreased by $3.9 million, or 46%, from the comparable prior period, primarily due to the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses decreased to 35% from 42% in the second quarter of fiscal 1998, primarily due to the decrease in advertising and the leveraging impact of the higher average sales of the Company's continuing store base.

                General and Administrative. The dollar amount of general and administrative expenses decreased by $764,000, or 30%, from the comparable prior period, primarily reflecting the implementation in February of 1999 of reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses increased to 13% from 12% in the comparable prior period.

        Provision for Store Closing. No additional provision for store closing costs was made in the fiscal quarter ending July 31, 1999. In the second quarter of fiscal 1998, the Company recorded a provision for store closing costs of $3.6 million, which related to the estimated costs of asset writeoffs and other expenses for stores planned to be closed in that fiscal year.

        Operating Loss. For the reasons explained above, the Company's operating loss decreased 82%, to $1.8 million from $10.1 million, in the respective quarters. As a percentage of net sales, the second quarter operating loss decreased to 13% from 49% in the comparable prior period.

        Reorganization Charges. During the quarter ended July 31, 1999, the Company incurred net costs of $132,000 relating to the Chapter 11 bankruptcy proceedings. These costs consisted of legal and other professional fees of approximately $482,000, which were partially offset by a net gain of $350,000 recognized in connection with the liquidation of inventory at the Company's 95 stores that were closed during the quarter.

        Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the second quarter of either fiscal 1999 or fiscal 1998.

        Net Loss and Per Share Data. Due to the factors discussed above, the Company's net loss during the second quarter of fiscal 1999 decreased 81% to $1.9 million, or $0.27 per share, from $10.2 million, or $1.44 per share, during the second quarter of fiscal 1998.

        (b) COMPARISON OF THE SIX-MONTH PERIODS ENDED JULY 31, 1999 AND AUGUST 1, 1998.

        Net Sales. Net sales for the first six months of fiscal 1999 were $31.4 million, compared to net sales of $42.6 million for the comparable prior period, a decrease of 26%. Store net sales decreased $12.0 million, or 30%, during the six-month period, primarily due to the decrease in the number of stores, combined with an 11% decrease in comparable store sales. In the first six months of fiscal 1998, comparable store sales declined 19%.

        Partially offsetting the decrease in store net sales, the Company recognized revenue in the first six months of fiscal 1999 of $1.5 million from sales of annual memberships in the Company's discount-based "Garden Club" customer loyalty program, versus $128,000 in the comparable prior period. Combined mail order and Internet sales increased $192,000, or 16%, versus the comparable prior period.

        Gross Margin. The dollar amount of gross margin decreased $625,000, or 6%, from the comparable prior period. As a percentage of net sales, gross margin was 33% for the six months ended July 31, 1999, versus 26% in the comparable prior period. This increase was primarily due to (i) reduced occupancy costs (primarily from reduced depreciation expense) in the first quarter, as a result of property and equipment writedowns taken at January 30, 1999 for potential impairment of long lived assets at store locations that were closed prior to the second quarter, and (ii) the impact of the closure in the second quarter of poorly performing stores with lower average margins than the Company's continuing store base.

        Operating Expenses.

                Stores and Catalog. The dollar amount of store and catalog expenses decreased by $4.8 million, or 28%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses were 40% in the six-month period ended July 31, 1999, versus 41% in the comparable prior period.

                General and Administrative. The dollar amount of general and administrative expenses decreased by $1.1 million, or 23%, from the comparable prior period, primarily reflecting the implementation in February of 1999 of reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses were 12% in both periods.

        Provision for Store Closing. In the six-month period ending July 31, 1999, in connection with the Company's reorganization efforts, the Company recorded a provision for store closures of $6.6 million to cover the estimated lease termination expenses and other store exit costs associated with the closure of 95 poorly performing locations and the rejection of the underlying leases. This amount was partially offset by the reduction of approximately $1.1 million in deferred rent liability for the 95 rejected leases that had previously been recorded on the Company's balance sheet. As a result, the additional net charge recorded was $5.5 million. In the comparable prior period, the Company recorded a provision for store closures of $3.6 million, which included the estimated costs of asset writeoffs as well as lease termination and other expenses for stores planned to be closed in that fiscal year.

        Operating Loss. For the reasons explained above, the Company's operating loss decreased 25%, from $15.2 million to $11.4 million, in the respective six-month periods. As a percentage of net sales, the operating loss was 36% in both periods.

        Reorganization Charges. During the six months ended July 31, 1999, the Company incurred certain costs relating to its Chapter 11 bankruptcy proceedings. These costs included legal and other professional fees of approximately $1.1 million and writeoffs and related costs of approximately $200,000 associated with the Company's early termination of its prior credit facility with Foothill Capital Corporation. These costs were partially offset by a net gain of $350,000 realized from the liquidation of inventory at 95 of the Company's closed store locations.

        Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the six months of either fiscal 1999 or fiscal 1998.

        Net Loss and Per Share Data. For the reasons explained above, the Company's net loss decreased 18% to $12.4 million, or $1.76 per share, during the first six months of fiscal 1999 from $15.2 million, or $2.15 per share, during the comparable period of fiscal 1998. There were approximately 7.07 million weighted average and common equivalent shares outstanding for both periods.

                LIQUIDITY AND CAPITAL RESOURCES -

        On April 23, 1999, in connection with the Chapter 11 Case, the Company entered a Loan and Security Agreement (the "DIP Facility") with BankBoston Retail Finance Inc. ("BankBoston"), which is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory shipments at normal levels for its 149-store base during the course of the Chapter 11 Case. The DIP Facility consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of the Company's eligible inventory valued at cost or 80% of the net liquidation value of the eligible inventory. Advances under the facility are also subject to certain reserves, as defined in the DIP Facility. The facility expires on the earlier of April 23, 2001 or on the Company's emergence from bankruptcy. The Company's ability to borrow under the DIP Facility received the final approval of the Bankruptcy Court on May 27, 1999.

        The DIP Facility, which is secured by the assets of the Company, bears interest at BankBoston's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. In order to access the DIP Facility, the Company is required to maintain certain financial covenants, including minimum consolidated earnings before interest, taxes, depreciation, amortization and restructuring expense and limitations on capital expenditures. The DIP facility also contains restrictive covenants including, among other things, the maintenance of certain inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. At July 31, 1999, the Company was in violation of the loan covenant that requires maintenance of minimum inventory levels of $50,000 per store. BankBoston has provided the Company with a waiver of its violation, and the Company believes its violation will be cured in the month of September. As of September 10, 1999, the Company had approximately $3.1 million in outstanding borrowings under the DIP Facility, and excess availability was approximately $1.0 million.

        On April 30, 1999, the Bankruptcy Court authorized the Company to reject leases for 95 poorly performing stores, and the Company engaged the services of a liquidator to sell inventory at the stores that were to be closed. The Company paid occupancy costs during the liquidating period, but the liquidator assumed all other operating expenses associated with the stores to be closed. All of the 95 stores were closed and the related liquidations were completed on or before June 12, 1999. Following an accounting of the final sale of inventory, the Company realized a net gain of $350,000 from the liquidation of its closed store locations.

        The Company partially funded its net cash loss of $10.2 million (net loss before depreciation and amortization) in the first six months of fiscal 1999 with existing cash of $3.2 million, with a reduction in inventory levels of $2.0 million and with a net increase of $5.4 million in accounts payable, accrued expenses and liabilities subject to compromise.

        The Company believes that its cash balance at the end of the second quarter of fiscal 1999, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1999. The Company's uses of capital for the remainder of fiscal 1999 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining its stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store at cost, exclusive of the raw materials and components held at the Company's manufacturing facility and at suppliers. The Company's capital requirements, and its ability to obtain continued financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

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

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS -

        On April 20, 1999, Garden Botanika filed a voluntary petition for relief under the Bankruptcy Code, Chapter 11, Title 11 of the United States Code, with the United States Bankruptcy Court for the Western District of Washington, Seattle, Washington 98101, Case No. 99-04464. Under Section 362 of the Bankruptcy Code, during the Chapter 11 Case, creditors and other parties in interest are limited in their remedies and ability to recover claims against the Company that arose before the commencement of the case. Similarly, although the Company is authorized to operate its business and manage its properties as a debtor-in-possession, it may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. See Item 1 "Business--Chapter 11 Filing," Item 3 "Legal Proceedings," and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" in the Company's Annual Report on Form 10K/A dated June 1, 1999.

        On May 27, 1999, the Company received the final approval of the Bankruptcy Court to borrow under the DIP Facility, and on August 13, 1999, the Bankruptcy Court granted the Company's request to extend through February 28, 2000 the Exclusive Period within which it has the exclusive right to file a plan of reorganization.

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

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

        (a)     Exhibits:

      EXHIBIT
      NUMBER   DESCRIPTION
      -------  -----------
        11      Calculation of Earnings Per Common and Common Equivalent Share

        (b)     Reports on Form 8-K:

        During the quarter ended July 31, 1999, the Company filed a Report on Form 8-K indicating that it had filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in order to address obligations associated with the Company's financial difficulties and related reorganization efforts. The Report also disclosed that the Bankruptcy Court had approved interim debtor-in-possession financing of up to $2.2 million under the terms of a $7.0 million credit facility obtained from BankBoston and had issued an order granting the Company the authority to close 95 of its retail stores. The Report was filed on May 3, 1999.

SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GARDEN BOTANIKA, INC.
                                      Registrant

September 13, 1999                    /s/ Arlee J. Jensen
------------------                    ----------------------------------------
Date                                  Arlee J. Jensen
                                      President and Chief Executive Officer
                                      and Director (Principal Executive Officer)


September 13, 1999                    /s/ George W. Newman
------------------                    ----------------------------------------
Date                                  George W. Newman
                                      Vice President, Chief Financial Officer,
                                      Secretary and Director (Principal
                                      Financial and Accounting Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                           July 31,       January 30,
                                                                             1999             1999
                                                                         -----------      -----------
                                                                             (amounts in thousands)
                                               ASSETS

Current assets:
   Cash and cash equivalents                                               $  1,046         $  4,295
   Inventories                                                               12,638           16,204
   Deposits in merchandise                                                    1,542
   Prepaid expenses:
     Rent                                                                       958            1,580
     Other                                                                    1,380            1,338
                                                                           --------         --------
       Total current assets                                                  17,564           23,417

Property and equipment:
   Leasehold improvements                                                    23,645           23,920
   Furniture and equipment                                                   11,028           11,244
   Equipment under capital lease                                                261              261
                                                                           --------         --------
                                                                             34,934           35,425
   Less accumulated depreciation and amortization                           (18,376)         (16,754)
                                                                           --------         --------
     Net property and equipment                                              16,558           18,671
                                                                           --------         --------
       Total assets                                                        $ 34,122         $ 42,088
                                                                           ========         ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Checks drawn in excess of bank balances                                 $  1,736         $  1,522
   Accounts payable                                                           1,075            9,436
   Reserve for store closing                                                     65            1,327
   Accrued salaries, wages and benefits                                       1,027            1,890
   Accrued sales tax                                                            219              680
   Garden Club- deferred revenue                                              1,247            1,607
   Other                                                                      1,240            1,307
                                                                           --------         --------
       Total current liabilities                                              6,609           17,769

Liabilities subject to compromise                                            16,576               --
Deferred rent and other                                                       2,361            3,357
                                                                           --------         --------
       Total liabilities                                                     25,546           21,126

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                   --               --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding          98,663           98,633
   Accumulated deficit                                                      (90,087)         (77,671)
                                                                           --------         --------
       Total shareholders' equity                                             8,576           20,962

       Total liabilities & shareholders' equity                            $ 34,122         $ 42,088
                                                                           ========         ========



   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    (UNAUDITED)                      (UNAUDITED)
                                                                   QUARTER ENDED                   SIX MONTHS ENDED
                                                            --------------------------        --------------------------
                                                            JULY 31,         AUGUST 1,        JULY 31,         AUGUST 1,
                                                              1999             1998             1999             1998
                                                            --------         ---------        --------         ---------
Net sales                                                   $ 13,477         $ 20,862         $ 31,416         $ 42,568
Cost of sales (including buying and occupancy costs)           8,789           15,945           21,014           31,541
                                                            --------         --------         --------         --------
     Gross margin                                              4,688            4,917           10,402           11,027

Operating expenses:
   Stores and catalog                                          4,716            8,671           12,432           17,283
   General and administrative                                  1,762            2,526            3,915            5,060
Provision for store closing                                       --            3,550            5,480            3,550
Preopening and facility relocation expenses                       --              340               --              350
                                                            --------         --------         --------         --------
     Operating loss                                           (1,790)         (10,170)         (11,425)         (15,216)

Interest income (expense), net                                   (16)              (3)             (59)              46
Reorganization charges                                          (132)              --             (932)              --
                                                            --------         --------         --------         --------
     Net loss                                               $ (1,938)        $(10,173)        $(12,416         $(15,170)
                                                            ========         ========         ========         ========

Net loss per share                                          $  (0.27)        $  (1.44)        $  (1.76)        $  (2.15)

Weighted average common and common equivalent shares           7,069            7,069            7,069            7,069



   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                       (UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                                 --------------------------
                                                                 JULY 31,        AUGUST 1,
                                                                   1999             1998
                                                                 --------        ----------
Cash flows from operating activities:
   Net loss                                                      $(12,416)        $(15,170)
                                                                 --------         --------

   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                  1,874            4,063
     Loss on retirement of property and equipment                     243              440
     Provision for store closures                                                    3,174
     Changes in assets and liabilities:
       Inventories and deposits on merchandise                      2,024            4,610
       Prepaid rent  and other assets                                 606           (1,444)
       Accounts payable, accrued expenses and liabilities
         subject  to compromise                                     5,416           (1,441)
       Deferred rent and other                                       (996)             427
                                                                 --------         --------
        Total adjustments                                           9,167            9,829
                                                                 --------         --------
        Net cash used by operating activities                      (3,249)          (5,341)
                                                                 --------         --------

Cash flows from investing activities:
   Additions to property and equipment                                 --           (1,018)
                                                                 --------         --------
        Net cash used by investing activities                          --           (1,018)
                                                                 --------         --------

(Decrease) increase in cash and cash equivalents                   (3,249)          (6,359)
Cash and cash equivalents, beginning of period                      4,295            8,594
                                                                 --------         --------

Cash and cash equivalents, end of period                         $  1,046         $  2,235
                                                                 ========         ========



   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

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

3. The results of operations for the quarterly period ended July 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

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

5. In the Chapter 11 case, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the bankruptcy court after submission to any required vote by the affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 case have been segregated and classified as liabilities subject to compromise in the accompanying balance sheet. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and are not presently determinable. Included in liabilities subject to compromise as of July 31, 1999 are pre-petition accounts payable of $9.7 million and estimated lease termination costs of $6.9 million.