Form 10-Q
period 1999-10-30
GARDEN BOTANIKA INC
filed 1999-12-14
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED October 30, 1999

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

THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT October 30, 1999.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q

                                                                                                      PAGE
                                                                                                      ----
PART I -- FINANCIAL INFORMATION ....................................................................    4

         ITEM 1 -- FINANCIAL STATEMENTS ............................................................    4

                  Balance Sheets ..................................................................    12

                  Statements of Operations ........................................................    13

                  Statements of Cash Flows ........................................................    14

                  Notes to Financial Statements ...................................................    15

         ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS ...............................................................     4

PART II -- OTHER INFORMATION ......................................................................     10

         ITEM 1 -- LEGAL PROCEEDINGS ..............................................................    10

         ITEM 2 -- CHANGES IN SECURITIES ..........................................................    10

         ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES ................................................    10

         ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ............................    10

         ITEM 5 -- OTHER INFORMATION ..............................................................    10

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K ...............................................    10

                  Exhibit 11 -- Calculation of Earnings Per Common and
                  Common Equivalent Share .........................................................    17

PART I -- FINANCIAL INFORMATION:

ITEM 1 -- FINANCIAL STATEMENTS -

     The unaudited balance sheet as of October 30, 1999, audited balance sheet as of January 30, 1999 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the nine-month periods ended October 30, 1999 and October 31, 1998 are attached. Notes to the unaudited financial statements are also attached.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --

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

     On April 20, 1999 (the "Petition Date"), Garden Botanika filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Washington at Seattle, Washington (the "Bankruptcy Court"), Case No. 99-04464 (the "Chapter 11 Case"). The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations (see, below, "Liquidity and Capital Resources,"
Part II, Item 1--"Legal Proceedings" and Note 1 to "Notes to Financial Statements"). Realization of the Company's assets and liquidation of its liabilities at their recorded amounts are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

     The Company expects to seek the concurrence of its creditors to reorganize under Chapter 11 and propose a reorganization plan that provides for emergence from bankruptcy by or before 2001. Garden Botanika has had its exclusive right to file a reorganization plan extended through February 28, 2000 (the "Exclusive Period"), and the Bankruptcy Court may grant an additional request to extend the Exclusive Period. There can be no assurance, however, that the creditors' concurrence will be obtained, that Company will propose a plan in a timely fashion or that, if requested, the Bankruptcy Court will grant an extension. After expiration of the Exclusive Period with any extensions, creditors of the

Company and other parties-in-interest have the right to propose their own reorganization plans. Although management expects to file a reorganization plan that provides the means for satisfying claims and interests in the Company, there can be no assurance that a plan will be proposed or that, if proposed, it will be confirmed by the Bankruptcy Court or that, if confirmed, it will be consummated. At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effects on the Company's business.

     The Company had 148 stores in operation at October 30, 1999 compared to 273 stores at October 31, 1998 and 252 stores at January 30, 1999. The average age of the Company's stores at October 30, 1999 was 55 months.

     The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

     RESULTS OF OPERATIONS --

     (a) COMPARISON OF THE QUARTERLY PERIODS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998.

     Net Sales. Net sales for the third quarter of fiscal 1999 were $12.7 million, compared to net sales of $20.7 million for the comparable prior period, a decrease of 38%. Store net sales decreased $8.2 million, or 42%, during the quarter, primarily due to the decrease in the number of stores, combined with an 11% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). The 11% decrease in comparable store sales for the quarter was the result of decreases of 6% in August, 11% in September and 16% in October. In the third quarter of fiscal 1998, comparable store sales decreased 8%, consisting of decreases of 13% in August, 4% in September and 7% in October.

     Partially offsetting the decreases described above, the Company recognized revenue of $698,000 in the third quarter of fiscal 1999 from sales of annual memberships in the Company's discount-based "Garden Club" customer loyalty program, which membership sales are amortized over the course of a year, versus $334,000 in the comparable prior period, when the program had been in place for only five months. Combined mail order and Internet sales in the quarter ending October 30, 1999 decreased $108,000, or 17%, from the comparable prior period.

     Gross Margin. The dollar amount of gross margin decreased $1.4 million, or 24%, from the third quarter of fiscal 1998, primarily as a result of the decrease in the number of stores. As a percentage of net sales, gross margin, which is net of buying and occupancy costs, was 35% in the third quarter of fiscal 1999 versus 29% in the comparable prior period. This increase was primarily due to the impact of the closure in the past twelve months of poorly performing stores with lower average margins than the Company's continuing store base.

     Operating Expenses.

     Stores and Catalog. The dollar amount of store and catalog expenses decreased by $4.3 million, or 46%, from the comparable prior period, primarily due to the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses decreased to 39% from 45% in the third quarter of fiscal 1998, primarily due to the decrease in advertising and the leveraging impact of the higher average sales of the Company's continuing store base.

     General and Administrative. The dollar amount of general and administrative expenses decreased by $738,000, or 30%, from the comparable prior period, primarily reflecting the implementation in February of 1999 of reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses increased to 14% from 12% in the comparable prior period.

     Provision for Store Closing and Asset Impairment. During the fiscal quarter ended October 30, 1999, the Company reviewed the asset values of its individual stores and recorded a provision under FAS No. 121 in the amount of $2.2 million for the potential impairment of the carrying value of the long lived assets on 49 of its operating locations.

     Operating Loss. For the reasons explained above, the Company's operating loss decreased 23%, to $4.4 million from $5.8 million, in the respective quarters. As a percentage of net sales, the third quarter operating loss increased to 35% from 28% in the comparable prior period.

     Reorganization Charges. During the quarter ended October 30, 1999, the Company incurred net costs of $246,000 relating to its Chapter 11 bankruptcy proceedings consisting of legal and other professional fees.

     Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the third quarter of either fiscal 1999 or fiscal 1998.

     Net Loss and Per Share Data. Due to the factors discussed above, the Company's net loss during the third quarter of fiscal 1999 decreased 17% to $4.8 million, or $0.68 per share, from $5.8 million, or $0.82 per share, during the third quarter of fiscal 1998.

     (b) COMPARISON OF THE NINE-MONTH PERIODS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998.

     Net Sales. Net sales for the first nine months of fiscal 1999 were $44.1 million, compared to net sales of $63.2 million for the comparable prior period, a decrease of 30%. Store net sales decreased $20.3 million, or 34%, during the nine-month period, primarily due to the decrease in the number of stores, combined with an 11% decrease in comparable store sales. In the first nine months of fiscal 1998, comparable store sales declined 16%.

     Partially offsetting the decrease in store net sales, the Company recognized revenue in the first nine months of fiscal 1999 of $2.2 million from sales of annual memberships in the Company's discount-based "Garden Club" customer loyalty program, versus $462,000 in the comparable prior period. Combined mail order and Internet sales increased $84,000, or 5%, versus the comparable prior period.

     Gross Margin. The dollar amount of gross margin decreased $2.0 million, or 12%, from the comparable prior period. As a percentage of net sales, gross margin was 34% for the nine months ended October 30, 1999, versus 27% in the comparable prior period. This increase was primarily due to (i) reduced occupancy costs (primarily from reduced depreciation expense) in the first quarter, as a result of property and equipment writedowns taken at January 30, 1999 for potential impairment of long lived assets at store locations that were subsequently closed, and (ii) the impact of the closure of poorly performing stores with lower average margins than the Company's continuing store base.

     Operating Expenses.

     Stores and Catalog. The dollar amount of store and catalog expenses decreased by $9.1 million, or 34%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses were 39% in the nine-month period ended October 30, 1999, versus 42% in the comparable prior period.

     General and Administrative. The dollar amount of general and administrative expenses decreased by $1.9 million, or 25%, from the comparable prior period, primarily reflecting the implementation in February of 1999 of reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses were 13% in the nine-month period ended October 30, 1999, versus 12% in the comparable prior period.

     Provision for Store Closing and Asset Impairment. In the nine-month period ending October 30, 1999, in connection with the Company's reorganization efforts, the Company recorded a provision for store closures of $6.6 million to cover the estimated lease termination expenses and other store exit costs associated with the closure of 95 poorly performing locations and the rejection of the underlying leases and a provision for impairment of the carrying value of its long lived assets under FAS No. 121 in the amount of $2.2 million. This amount was partially offset by the reduction of approximately $1.1 million in deferred rent liability for the 95 rejected leases that had previously been recorded on the Company's balance sheet. As a result, the additional net charge recorded was $7.7 million. In the comparable prior period, the Company recorded a provision for store closures of $3.6 million, which included the estimated costs of asset write-offs as well as lease termination and other expenses for stores planned to be closed in that fiscal year.

     Operating Loss. For the reasons explained above, the Company's operating loss decreased 24%, from $21.0 million to $15.9 million, in the respective nine-month periods. As a percentage of net sales, the operating loss was 36% in the nine-month period ended October 30, 1999 versus 33% in the comparable prior period.

     Reorganization Charges. During the nine months ended October 30, 1999, the Company incurred certain costs relating to its Chapter 11 bankruptcy proceedings. These costs included legal and other professional fees of approximately $1.3 million and write-offs and related costs of approximately $200,000 associated with the Company's early termination of its prior credit facility with Foothill Capital Corporation. These costs were partially offset by a net gain of $350,000 realized from the liquidation of inventory at 95 of the Company's closed store locations.

     Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the nine months of either fiscal 1999 or fiscal 1998.

     Net Loss and Per Share Data. For the reasons explained above, the Company's net loss decreased 18% to $17.2 million, or $2.43 per share, during the first nine months of fiscal 1999 from $20.9 million, or $2.97 per share, during the comparable period of fiscal 1998. There were approximately 7.07 million weighted average and common equivalent shares outstanding for both periods.

     YEAR 2000 READINESS --

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

     Excluding in-house salaries, wages and benefits, the Company has spent approximately $30,000 for the enhancement of operational and financial software to achieve Year 2000 readiness, which the Company believes was necessary and sufficient to complete this process. Due to some uncertainty inherent in the issue of Year 2000 readiness, including uncertainty regarding the readiness of suppliers, the Company cannot complete a comprehensive analysis of the most likely worst case Year 2000 scenario. However, the Company has been developing contingency plans for Year 2000 related interruptions. These plans include emergency backup and recovery procedures, manual processes, alternative systems and work-around procedures. Contingency plans will be reviewed continually up through the date change to Year 2000.

     LIQUIDITY AND CAPITAL RESOURCES --

     On April 23, 1999, in connection with the Chapter 11 Case, the Company entered a Loan and Security Agreement (the "DIP Facility") with BankBoston Retail Finance Inc. ("BankBoston"), which is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory shipments at normal levels for its 148-store base during the course of the Chapter 11 Case. The DIP Facility consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of the Company's eligible inventory valued at cost or 80% of the net liquidation value of the eligible inventory. Advances under the facility are also subject to certain reserves, as defined in the DIP Facility. The facility expires on the earlier of April 23, 2001 or on the Company's emergence from bankruptcy. The Company's ability to borrow under the DIP Facility received the final approval of the Bankruptcy Court on May 27, 1999.

     The DIP Facility, which is secured by the assets of the Company, bears interest at BankBoston's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. In order to access the DIP Facility, the Company is required to maintain certain financial covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization and limitations on capital expenditures. The DIP facility also contains restrictive covenants including, among other things, the maintenance of certain inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. In order to meet its needs for holiday inventory, the Company sought and was granted an over-advance of $750,000 in available credit through November 15, 1999. This overadvance was utilized for two days in early November. As of December 8, 1999, the Company had approximately $4.5 million in outstanding borrowings under the DIP Facility, and excess availability was approximately $2.0 million.

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

     The Company partially funded its net cash loss of $11.9 million (net loss before depreciation and amortization) in the first nine months of fiscal 1999 and its increase in inventory levels of $2.3 million with existing cash of $3.2 million, borrowings under the line of credit of $4.5 million and with a net increase of $6.7 million in accounts payable, accrued expenses and liabilities subject to compromise.

     The Company believes that its cash balance at the end of the third quarter of fiscal 1999, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 1999. The Company remains, however, highly dependent upon the proceeds of holiday sales, the level of which cannot now be determined. The Company's uses of capital for the remainder of fiscal 1999 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to main-taining its stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store at cost, exclusive of the raw materials and components held at the Company's manufacturing facility and at suppliers. The Company's capital requirements, and its ability to obtain continued financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors, such as court or creditors' actions related to the Company's bankruptcy filing. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined unless and until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

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

PART II -- OTHER INFORMATION:

ITEM 1 -- LEGAL PROCEEDINGS -

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


ITEM 2 -- CHANGES IN SECURITIES -

     None


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES -

     None


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS -

     None


ITEM 5 -- OTHER INFORMATION -

     None


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits:

      EXHIBIT
       NUMBER     DESCRIPTION
      -------     -----------
         11       Calculation of Earnings Per Common and Common Equivalent Share


     (b) Reports on Form 8-K:

         No reports on form 8-K were filed during the third quarter of fiscal 1999.

SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GARDEN BOTANIKA, INC.
                                        Registrant


December 13, 1999                       /s/ Arlee J. Jensen
                                        ----------------------------------------
Date                                    Arlee J. Jensen
                                        President and Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)


December 13, 1999                       /s/ George W. Newman
                                        ----------------------------------------
Date                                    George W. Newman
                                        Vice President, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Financial and Accounting Officer)

                             GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                        (UNAUDITED)
                                                        OCTOBER 30,    JANUARY 30,
                                                            1999           1999
                                                        -----------    -----------
                                                         (amounts in thousands)
                                     ASSETS

Current assets:
    Cash and cash equivalents                           $  1,022       $  4,295
    Inventories                                           17,741         16,204
    Deposits in merchandise                                  745
    Prepaid expenses:
      Rent                                                 1,009          1,580
      Other                                                1,306          1,338
                                                        --------       --------
        Total current assets                              21,823         23,417

Property and equipment:
    Leasehold improvements                                21,410         23,920
    Furniture and equipment                               11,050         11,244
    Equipment under capital lease                            261            261
                                                        --------       --------
                                                          32,721         35,425
    Less accumulated depreciation and amortization       (19,299)       (16,754)
                                                        --------       --------
      Net property and equipment                          13,422         18,671
                                                        --------       --------
        Total assets                                    $ 35,245       $ 42,088
                                                        ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable to bank                                $  4,560             --
    Checks drawn in excess of bank balances                1,020       $  1,522
    Accounts payable                                       3,038          9,436
    Reserve for store closing                                 41          1,327
    Accrued salaries, wages and benefits                   1,196          1,890
    Accrued sales tax                                        268            680
    Garden Club-deferred revenue                          1,020          1,607
    Other                                                  1,269          1,307
                                                        --------       --------
        Total current liabilities                         12,412         17,769

Liabilities subject to compromise                         16,576             --
Deferred rent and other                                    2,455          3,357
                                                        --------       --------
        Total liabilities                                 31,443         21,126

Commitments
Shareholders' equity:
    Preferred Stock, $.01 par value;
      10,000,000 shares authorized; none issued               --             --
      and outstanding
    Common Stock, $.01 par value;
      36,092,374 shares authorized; 7,069,098
        issued and outstanding                            98,678         98,633
    Accumulated deficit                                  (94,876)       (77,671)
                                                        --------       --------
        Total shareholders' equity                         3,802         20,962

        Total liabilities & shareholders'
          equity                                        $ 35,245       $ 42,088
                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 (UNAUDITED)                  (UNAUDITED)
                                                                QUARTER ENDED              NINE MONTHS ENDED
                                                          -----------------------------------------------------
                                                          OCTOBER 30,   OCTOBER 31,    OCTOBER 30,     OCTOBER 31,
                                                             1999         1998             1999           1998
                                                          -----------   -----------    -----------     ----------
Net sales                                                 $ 12,718       $ 20,669       $ 44,134       $ 63,237
Cost of sales (including buying and occupancy costs)         8,210         14,768         29,224         46,309
                                                          --------       --------       --------       --------
      Gross margin                                           4,508          5,901         14,910         16,928

Operating expenses:
    Stores and catalog                                       4,967          9,218         17,399         26,501
    General and administrative                               1,757          2,495          5,672          7,555
Provision for store closing and impairment losses            2,239              0          7,719          3,550
Preopening and facility relocation expenses                     --              0             --            350
                                                          --------       --------       --------       --------
      Operating loss                                        (4,455)        (5,812)       (15,880)       (21,028)

Interest income (expense), net                                 (88)             0           (147)            46
Reorganization charges                                        (246)            --         (1,178)            --
                                                          --------       --------       --------       --------
      Net loss                                            $ (4,789)      $ (5,812)      $(17,205)      $(20,982)
                                                          ========       ========       ========       ========

Net loss per share                                        $  (0.68)      $  (0.82)      $  (2.43)      $  (2.97)

Weighted average common and common equivalent shares         7,069          7,069          7,069          7,069

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.

                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                       (UNAUDITED)
                                                                    NINE MONTHS ENDED
                                                               --------------------------
                                                               OCTOBER 30,    OCTOBER 31,
                                                                  1999           1998
                                                               ----------     -----------
Cash flows from operating activities:
   Net loss                                                     $(17,205)      $(20,982)
                                                                --------       --------
   Adjustments to reconcile net loss to net cash used by
        operating activities:
      Depreciation and amortization                                2,797          6,014
      Loss on retirement of property and equipment                   243            450
      Provision for store closures and impairment losses           2,239          3,174
      Changes in assets and liabilities:
        Inventories and deposits on merchandise                   (2,282)           916
        Prepaid rent  and other assets                               603         (1,996)
        Accounts payable, accrued expenses and liabilities
          subject to compromise                                    6,659          1,990
        Deferred rent and other                                     (902)           474
                                                                --------       --------
          Total adjustments                                        9,357         11,022
                                                                --------       --------
          Net cash used by operating activities                   (7,848)        (9,960)
                                                                --------       --------
Cash flows from investing activities:
   Additions to property and equipment                               (30)        (1,391)
                                                                --------       --------
          Net cash used by investing activities                      (30)        (1,391)
                                                                --------       --------
Cash flows from financing activities:
  Advances ( payments) on note payable to bank                     4,560          3,969
   Other, net                                                         45             45
                                                                --------       --------
        Net cash provided by financing activities                  4,605          4,014
                                                                --------       --------
(Decrease) increase in cash and cash equivalents                  (3,273)        (7,337)
Cash and cash equivalents, beginning of period                     4,295          8,594
                                                                --------       --------
Cash and cash equivalents, end of period                        $  1,022       $  1,257
                                                                ========       ========

      The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying unaudited financial statements include the accounts of Garden Botanika, Inc. (the "Company"), a Washington corporation.These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A dated June 1, 1999, which has previously been filed with the Securities and Exchange Commission.

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

3. The results of operations for the quarterly period ended October 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 39% to 49% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

4. In fiscal 1998 the Company closed 29 stores and recorded a provision to close an additional 24 stores in the amount of $7.3 million. Seven of these stores were closed in the first quarter of fiscal 1999. At the conclusion of the 1998 holiday season, the Company reviewed the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, a charge of $20.1 million was recorded in fiscal 1998 to recognize potential impairment of long lived assets for 118 stores. During the fiscal quarter ended October 30, 1999, the Company reviewed the asset values of its individual stores and recorded a provision in the amount of $2.2 million for the potential impairment of the carrying value of the long lived assets on 49 of its operating locations. These amounts reduced property and equipment.

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

5. In the Chapter 11 case, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the bankruptcy court after submission to any required vote by the affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 case have been segregated and classified as liabilities subject to compromise in the accompanying balance sheet. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and are not presently determinable. Included in liabilities subject to compromise as of October 30, 1999 are pre-petition accounts payable of $9.7 million and estimated lease termination costs of $6.9 million.