Form 10-K
period 2000-01-29
GARDEN BOTANIKA INC
filed 2000-04-28
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

                                       OR

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

         Title of each class:                  Name of each exchange on which
  Common Stock (Symbol: "GBOTQ.OB")                   registered: None
                                                    (OTC Bulletin Board)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [X]

      The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 25, 2000, was $1,526,543. The aggregate market value was computed by reference to the closing price of the stock on the OTC Bulletin Board on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 6,938,831 shares. In making such calculation, the Registrant does not determine the affiliate or nonaffiliate status of any shareholder for any other purpose.

      The Registrant had 7,069,098 shares of Common Stock, $0.01 par value, outstanding at April 25, 2000.

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

                                     PART I

ITEM 1 - BUSINESS -

CHAPTER 11 FILING

      Garden Botanika is a botanically-based cosmetics company that currently operates 108 primarily mall-based retail stores and one outlet location in 29 states throughout the United States. On April 20, 1999 (the "Petition Date"), Garden Botanika filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Washington at Seattle, Washington (the "Bankruptcy Court"), Case No. 99-04464 (the "Chapter 11 Case"). As a result of the Chapter 11 Case, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Company, as debtor and debtor-in-possession, has continued to manage and operate its business, subject to the supervision and orders of the Bankruptcy Court.

      The Company expects to reorganize under Chapter 11 and propose a reorganization plan that provides for emergence from bankruptcy at an appropriate time. Following the grant by the Bankruptcy Court of its request, Garden Botanika and its Creditors' Committee have been given the exclusive right to file a reorganization plan through March 1, 2001 on a joint basis (the "Exclusive Period"), provided that, if the Company were to file a non-consensual plan during the Exclusive Period, the Company's Creditors' Committee would have the right to file a competing plan. The Bankruptcy Court may also grant a further request to extend the Exclusive Period. There can be no assurance, however, that the Company will propose a plan in a timely fashion or that, if requested, the Bankruptcy Court will grant a further extension. After expiration of the Exclusive Period with any extensions, creditors of the Company and other parties-in-interest have the right to propose their own reorganization plans. Although management expects to file a reorganization plan that provides the means for satisfying claims and interests in the Company, there can be no assurance that a plan will be proposed or that, if proposed, it will be confirmed by the Bankruptcy Court or that, if confirmed, it will be consummated. At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effects on the Company's business. Reference is made to Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Report of Independent Accountants, which indicates doubt about Garden Botanika's ability to continue as a going concern.

      As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts. In this context, "assumption" requires the Company, as a general matter, to perform its obligations and cure all existing defaults under the assumed contract or lease, and "rejection" means that the Company is relieved from its obligations to perform further under the rejected contract or lease, but is subject to a claim for damages for the breach of the contract or lease, subject to certain limitations contained in the Bankruptcy Code. Under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent provided under such lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, not to exceed three years, following the earlier of the Petition Date or the date on which the property is returned to the landlord.

GENERAL

      Garden Botanika offers a broad line of proprietary branded products including color cosmetics, skin care, body care and fragrances. Management believes that Garden Botanika's product line is unique in its use of natural plant oils, botanical extracts and herbal infusions to create highly functional and emotionally appealing products that have developed strong customer loyalty, particularly on the East and West Coasts. Since its founding in 1990 and its initial successes in opening stores in the Pacific Northwest and California, the Company developed a recognized brand identity that led to its rapid national expansion. The Company believes that its brand identity is based upon (i) high-quality products with botanically based formulations subject to strict ingredient guidelines; (ii) its value-oriented pricing; and (iii) a high-quality shopping experience, which the Company provides through its store design, customer service and the visual presentation of its products, mailings and its Web site.

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

      After opening 167 stores in fiscal years 1995 and 1996, the Company slowed its rate of growth significantly, opening only 27 stores in fiscal 1997. The average performance of the Company's newer stores was substantially below historical experience and the Company's expectations, which the Company believes was the result of such stores being geographically dispersed and not having sufficient market penetration to benefit effectively from the Garden Botanika brand, as well as the result of facing competition from Bath and Body Works, The Body Shop and other specialty retailers and mass merchandisers. In fiscal 1998, the Company sought to close or obtain rent reduction for approximately 80 stores that failed to meet certain performance standards. The Company successfully closed 29 stores in fiscal 1998, and an additional seven stores were closed in fiscal year 1999 prior to the Petition Date. Due, in part, to the Company's inability to negotiate and fund out-of-court lease termination settlements with landlords at some of its other unprofitable locations, the Company filed its petition for reorganization with the Bankruptcy Court. On April 30, 1999 and January 28, 2000, the Bankruptcy Court granted the Company the authority to reject leases at 95 and 37 store locations, respectively. Together with leases that expired in accordance with their terms or that terminated through negotiations with landlords directly, this left the Company with its base of 108 retail stores (the "Retained Stores") and one outlet location in markets that management believes can be made profitable.

      In fiscal 1999, the Retained Stores achieved average annual sales per square foot of $370, at the end of which the average age of these stores was 60 months. The Company's comparable store sales increased 1% during fiscal 1997 and declined 13% and 10% in fiscal 1998 and 1999, respectively.

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

      In addition to offering conventional personal care lines such as cosmetics and skin care, Garden Botanika has developed specialty branded product lines to reinforce the uniqueness and expand the base of the Company's proprietary products. For example, the Spa Botanika line is intended to offer affordable luxury items such as body polishers, muds, soaks, tonics and special shampoos, and the Prefix line is designed to correct a woman's skin and facial imperfections before she applies her basic makeup. The Company intends to introduce new specialty branded product lines on a regular basis and will replace older product lines with new ones in accordance with customer demand.

      Product Pricing. Garden Botanika is committed to providing high value to its customers. The Company seeks to price its products at a substantial discount to those offered at department stores for comparable products. In addition, the Company regularly monitors the price levels of comparable products offered by its competitors, including specialty retailers. Garden Botanika is committed to making pricing adjustments to ensure that its products are competitive. Short-term promotional offerings of particular products are intended to provide greater savings and generate additional sales.

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

MARKETING

      General. The Company's marketing strategy is to create brand awareness through positive experiences with the Company's products, through its discount-based customer loyalty program, through high-value promotional offerings and by exploiting alternate channels of distribution, such as hotel amenities or an Internet Web site that can help build recognition of the Garden Botanika name. Catalog operations have also been an important element of Garden Botanika's efforts to create brand awareness and encourage store visits. The Company typically uses its in-house mailing list of store customers to target catalogs, direct-mail postcards and folios to support promotions and new product introductions, which are reinforced with point-of-sale materials and bright in-store displays.

      In fiscal 1999, the Company sought wider publicity outside of the malls and apart from its use of customer lists. The Company sought and received free product reviews in fashion and women's magazines, which reviews were then used as selling points with in-store customers. The Company also received exposure from being featured on the Internet at drugstore.com, as well as on cosmetics industry and product review Web sites. To be more cost effective, the Company generally reduced the contents and frequency of its direct-mail retail advertising.

      Garden Club Membership Program. In May 1998, the Company launched its Garden Club discount-based loyalty program. Under the terms of this program, for an annual fee of ten dollars, a Garden Club member is entitled to an everyday discount of ten percent on all Garden Botanika purchases, with a 20% discount on the first Tuesday of each month and a 30% discount on certain days surrounding the member's birthday. The discount is available to retail purchasers, as well as to customers by mail-order, by telephone or on the Internet.

      There are currently approximately 250,000 Garden Club members, and they account for approximately two-thirds of the Company's sales. On average, Garden Club members are slightly older than mall shoppers generally, and their average transaction size is higher than for the Company's customers as a whole. The Company believes that its customer list of Garden Club members is a valuable asset, as it allows the Company to focus its marketing efforts effectively on its most productive customers.

NEW PRODUCT DEVELOPMENT

      Garden Botanika is committed to the introduction of new products and formulations on a regular basis. The Company also devotes substantial resources to monitoring, market by market, which products are becoming more or less important to its customers and uses this information in its new product development efforts. For example, soon after consumers showed interest in products containing alpha hydroxy acids, the Company introduced its Skin Renewing treatment and lotions with a fruit-based acid complex, and it recently added an anti-aging Vitamin C Treatment to take advantage of newer technologies. Similarly, the Company's Transparencies line was introduced to capitalize on a market trend for bright and fresh fragrances (in contrast, for instance, to more heavy traditional floral scents). The Company believes that its ability to develop, test and market new products can help reinforce a positive image of the Garden Botanika brand.

      In 1995, Garden Botanika acquired a manufacturing facility that, depending on seasonal needs, employs 20 to 30 persons in Oceanside, California. The Company's control of its product development and manufacturing capabilities allows for in-house research and development and the introduction of new products more quickly and at a lower cost than if outside suppliers were used. The Company's laboratory capabilities also allow for quality testing of the products it manufactures as well as products produced for Garden Botanika by others.

STORE ENVIRONMENT AND LOCATIONS

      The Company seeks to offer an attractive store environment that showcases its product offerings and promotes product testing and trial by its customers. A majority of the Company's stores utilize neutral white fixtures and all have merchandise displays and product arrangements that allow for self-selection. In August 1996, Garden Botanika opened its first store incorporating a Color Studio into its prototype design, with makeover stations and a significantly expanded assortment of color cosmetics. Seventeen of the Company's 108 Retained Stores contain Color Studios and average 1,714 square feet per store. Excluding the Color Studio stores, the average size of the Company's Retained Stores is 1,129 square feet per store with sizes ranging from 662 to 1,890 square feet.

      The following map shows the number of stores in each state:



                                     [MAP]

STORE OPERATIONS

      Management and Employees. The Company's stores are organized into two geographic regions (East and West), each of which has a regional manager who is responsible for store operations within her region and who reports to the Company's Director of Stores. The Company's 12 district managers report to the regional managers and frequently visit the cluster of approximately eight to 12 stores within their respective geographic areas to monitor performance and ensure adherence to the Company's operating standards. The typical staff of a Garden Botanika store consists of one store manager, one assistant store manager and five to seven additional hourly sales associates, most of whom work part-time. The typical Color Studio store staff includes a second assistant store manager and a total of seven to nine hourly sales associates. The Company intends for store employees to focus substantially all of their efforts on customer service. As a consequence, the Company has centralized as many administrative functions as possible, including all buying, development of in-store merchandising displays, inventory allocation, human resources and accounting functions, at its Redmond, Washington corporate office.

      Training. The Company has recently hired two field trainers who will spend a significant part of their time travelling to provide in-store training of store associates, with an emphasis on product knowledge, customer service and sales techniques. Store managers are also required to complete a training program of approximately three weeks' duration, during which they are instructed in the technical aspects of personal care products, communication skills and employee relations. Training bulletins and a Company newsletter are distributed from the Company's headquarters on a regular basis to educate store managers and sales associates about new products as they are introduced. The Company has recently expanded its policy of providing sales associates with free samples of new products in advance of their introduction, so the associates can sell with first-hand product knowledge. The Company also seeks to instill enthusiasm and dedication in its sales associates through targeted promotions, including prizes for successful sales efforts, and regularly solicits employee suggestions regarding store operations.

SUPPLIERS AND PURCHASING

      The Company deals with its suppliers principally on an order-by-order basis and, with the exception of certain packaging orders, has no long-term purchase contracts or other contractual assurance of continued supply or pricing with its suppliers. In fiscal 1999, the Company's largest supplier, a bath products manufacturer, accounted for approximately 9.2% of the Company's purchases, and approximately 63% of the Company's purchases of raw materials, finished products, packaging and other supplies were obtained from its 15 largest suppliers. During that time, a significant portion of the Company's merchandise purchases originated from independent foreign manufacturers, located primarily in Canada, the Far East and Germany, with the majority of those purchases consisting of finished accessories and packaging. Based on the current capabilities of its manufacturing division and available equipment, the Company contemplates manufacturing approximately 30% of its production requirements from its own facilities. Provided suppliers can be assured of payment, the Company does not anticipate any significant difficulty in obtaining satisfactory or adequate sources of supply.

      The Company maintains its own central buying staff, which negotiates payment terms and discounts and generally determines inventory allocation among the stores. In many instances in which the Company does not manufacture products itself, it can obtain favorable pricing through competitive bidding. The Company's buyers consistently utilize computerized management information systems to monitor the flow of merchandise and to seek to ensure that in-stock availability will be maintained in accordance with customer demands and the specific requirements of each store.

PRODUCT DISTRIBUTION

      Management believes that the Company's distribution system allows it to support a wide selection of inventory in its stores, as well as in its fulfillment center for catalog and Internet sales, while minimizing inventory requirements and maintaining effective inventory control. The Company currently leases its distribution facilities, consisting of approximately 92,000 square feet, in Ontario, California. Merchandise is delivered by suppliers to these facilities, where relevant information is entered into the Company's computerized management information system. Merchandise is then allocated to stores on the basis of sales trends, historical patterns and anticipated responses to special promotions. Inventory is typically shipped to stores on a weekly or bi-weekly basis using an independent delivery service, thereby providing each store with a steady flow of merchandise. The Company strives to keep substantially all of its in-store inventory on display and available for sale.

DIRECT-SALE OPERATIONS

      Catalog. The Company's catalogs are distributed to both store and mail-order customers, using separate lists maintained by the Company. Each edition of the catalog is used as an advertising piece to promote in-store visits, while also offering Garden Botanika's mail-order customers a comprehensive assortment of products. The Company currently uses a combination of in-house marketing support and an outside catalog design agency to monitor the catalog production process and develop effective catalog presentations. With more limited resources, the Company intends to more narrowly focus its retail catalog mailings in the current year. In fiscal 1999, the Company prepared and circulated four editions of its catalog, which averaged 36 pages, as well as four shorter folios and six postcards, with total mailings of approximately 7.5 million.

      Internet. The Company launched its Web site in June 1998, which was supported by the Company's call-in and fulfillment centers already in place for catalog operations. Without the benefit of a marketing plan, the Company's Internet sales have nonetheless steadily increased, totaling approximately $504,000 for fiscal 1999. The Company recently completed an upgrade to its Web site to improve performance and accommodate a higher level of traffic. The Company currently intends to increase Internet sales through increased publicity of its Web site and the conversion of displaced customers from closed store locations.

      Wholesale. The Company has experimented in the past with limited sales to dominant retailers such as Costco Wholesale and TJ Maxx. More recently, Garden Botanika has begun to supply its branded products through e-commerce by selling wholesale to online retailers such as drugstore.com. During the recent holiday season, drugstore.com made wholesale purchases of approximately $150,000.

      Licensing. The Company has licensed its name to provide amenities to the hotel industry since 1996. While the revenues from hotel licensing was not material in fiscal 1999, the Company feels that such licensing provides important opportunities for exposure to the Garden Botanika brand. With its new direct-sales division, the Company will seek to expand its licensing programs.

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

      The Company addressed the need to ensure that its operations were not adversely impacted by software or other system failures related to the year 2000. The Company's outside vendors that supply its management information systems have represented to the Company that they have made the necessary modifications to their computer systems, applications and business processes, which the Company has acquired, and, to date, the Company has not experienced any interruptions in its operations related to the year 2000. However, no assurances can be given that the Company has completely identified or addressed all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

COMPETITION

      The personal care, make-up and fragrance businesses are highly competitive. The Company's products compete directly against personal care, make-up, fragrance and other functionally similar products sold through a variety of channels, including department stores, drugstores, mass merchandisers, supermarkets, telemarketing programs, television "infomercials," catalogs and the Internet. The Company competes against a number of companies, many of which have substantially greater resources and better name recognition than the Company and which sell their products through broader distribution channels. Some department stores have introduced less expensive product lines that the Company believes compete more directly with its products.

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

EMPLOYEES

      At April 25, 2000, the Company employed approximately 1,200 persons, of whom approximately 1,075 were Retained Store employees. Of the latter, approximately 25% were full-time employees and approximately 75% were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs and has increased by as much as 40% during peak selling periods. At April 25, 2000, the Company employed approximately 125 non-store employees in its corporate headquarters, its distribution center, manufacturing division and in different parts of the country as regional or district managers.

      None of the Company's employees are covered by collective bargaining agreements, and management believes that its relations with its employees are satisfactory.

TRADEMARKS

      The name "Garden Botanika" is registered as a trademark with the United States Patent and Trademark Office. Management believes that the "Garden Botanika" name is an important element of the Company's marketing strategy. Accordingly, the Company intends to maintain its mark and the related registration. The Company also has a number of other registered trademarks, including Transparencies, Garden Botanika Natural Color and the GB-and-design stylized logo, as well as other registrations and pending applications for registration in the United States and selected foreign countries. The Company believes that establishing and maintaining brand identities are important to the Company's operations.

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

      In fiscal 1998 and 1999, prior to the Petition Date, the Company negotiated lease termination agreements and closed 36 stores. Under authority granted by the Bankruptcy Court in the Chapter 11 Case, the Company and a liq-uidator that it retained closed 134 additional stores, as well as one of two office buildings previously used as part of the Company's Redmond, Washington corporate headquarters.

      As current leases expire, assuming relationships with landlords are good, the Company believes that it will be able to obtain lease renewals for present store locations. There can be no assurance, however, that lease renewals can be obtained in the future or, if obtainable, that they will be on favorable terms.

      In addition to its stores, the Company currently leases approximately 9,600 square feet of office space in Redmond, Washington for its corporate headquarters and catalog call and customer service center. The Company also leases approximately 92,000 square feet in Ontario, California as its principal distribution and basket fabrication facility. To support its manufacturing capabilities, the Company leases an 8,700 square-foot building and storage facility in Oceanside, California. The Company believes that its facilities are adequate for its business as currently conducted.

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

PLAN OF REORGANIZATION PROCEDURES

      For the Exclusive Period of 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a reorganization plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptances to any plan so filed. The Bankruptcy Court may increase or decrease the Exclusive Period for cause shown, and, as long as the Exclusive Period continues, no other party may file a reorganization plan. Given the magnitude of the operations of the Company and the number of interested parties asserting claims that must be resolved in the Chapter 11 Case, the plan formulation process is complex. If a Chapter 11 debtor fails to file its plan during the Exclusive Period or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder or a committee of creditors, may file a reorganization plan for such Chapter 11 debtor. Following the grant by the Bankruptcy Court of its request, Garden Botanika and its Creditors' Committee have been given the exclusive right to file a reorganization plan through March 1, 2001 on a joint basis, provided that, if the Company were to file a non-consensual plan during the Exclusive Period, the Company's Creditors' Committee would have the right to file a competing plan.

      Inherent in a successful plan of reorganization is a capital structure that permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 Case, in general, or the effects of the Chapter 11 Case on the business of the Company or on the interests of creditors. Any reorganization plan is likely, however, to result in a minimal distribution, if any, to existing shareholders.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

      No matters were submitted to a vote of shareholders during the quarter ended January 29, 2000.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS -

      From its initial public offering on May 22, 1996 until February 1, 1999, the Company's Common Stock was traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "GBOT." The Common Stock was delisted from the Nasdaq Stock Market on February 1, 1999. From February 1, 1999 through February 13, 2000, the Company's Common Stock was traded on the OTC Bulletin Board under the same symbol. Since February 13, 2000, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "GBOTQ.OB." The following table sets forth the high and low closing sale prices of the Company's Common Stock for the fiscal quarters indicated.

        QUARTER                                               HIGH        LOW
        -------                                             -------     -------
        FISCAL 1998:
         First quarter ................................     $ 2.188     $ 1.375
         Second quarter ...............................     $ 1.531     $ 0.813
         Third quarter.................................     $ 0.719     $ 0.219
         Fourth quarter................................     $ 1.000     $ 0.375

        FISCAL 1999:
         First quarter ................................     $ 0.531     $ 0.219
         Second quarter ...............................     $ 0.469     $ 0.375
         Third quarter.................................     $ 0.375     $ 0.188
         Fourth quarter................................     $ 0.188     $ 0.141

        FISCAL 2000:
         First quarter (through April 25, 2000)........     $ 0.406     $ 0.156

      The last sale price of the Company's Common Stock on April 25, 2000 as reported by the OTC Bulletin Board, was $0.22 per share.

      As of April 25, 2000, there were 276 holders of record of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA -

                                                                                FISCAL YEAR ENDED
                                                      --------------------------------------------------------------------
                                                         FEB. 3,       FEB. 1,       JAN. 31,       JAN. 30,       JAN 29,
                                                         1996(1)        1997           1998           1999          2000
--------------------------------------------------------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SQUARE FOOT AND PER SHARE DATA)
RESULTS OF OPERATIONS DATA:
    Net sales ....................................    $  55,339      $  92,465      $ 114,591      $ 102,815     $  69,884
    Cost of sales (including buying
      and occupancy costs) .......................       31,448         52,551         73,846         71,817        46,730
                                                      --------------------------------------------------------------------
    Gross margin .................................       23,891         39,914         40,745         30,998        23,154
    Operating expenses:
      Stores and catalog .........................       18,746         35,544         39,524         39,136        23,615
      General and administrative .................        6,041          8,871         10,919         12,021         7,623
    Preopening and facility relocation
      expenses ...................................          798          1,426            397            323            --
    Provision for store closing and
      impairment loss on long-lived assets .......           --             --          5,800         27,400         8,397
    Interest income (expense), net ...............           30            994            315            (92)         (219)
    Reorganization charges .......................                                                                  (1,585)
                                                      --------------------------------------------------------------------
    Net loss .....................................    $  (1,664)     $  (4,933)     $ (15,580)     $ (48,034)    $ (18,285)
                                                      ====================================================================
    Basic and diluted loss per share(2) ..........    $   (0.44)     $   (0.80)     $   (2.20)     $   (6.79)    $   (2.59)
    Cash dividends declared per
      common share ...............................           --             --             --             --            --
    Weighted average common
      shares (000's)(2) ..........................        3,756          6,146          7,069         7,069          7,069
    Capital expenditures .........................    $  16,800      $  24,225      $  14,161      $   1,401     $     149

SELECTED OPERATING DATA:
    Stores open at period-end(3) .................          152            253            280            252           148
    Comparable store sales per square foot(4) ....    $     444      $     391      $     339      $     278     $     331
    Average store age (in months) ................           18             20             30             42            60
    Comparable store sales change(5) .............           16%             7%             1%           (13)%         (10)%
    Total promotional mailings (000's) ...........        5,021         15,933         16,753         19,441         7,411

BALANCE SHEET DATA (AT PERIOD-END):
    Working capital ..............................    $   2,662      $  36,315      $  19,690      $   5,647     $  10,141
    Total assets .................................    $  47,137      $ 103,523      $  87,837      $  42,088     $  28,877
    Note payable to bank .........................    $   2,540             --             --             --            --
    Shareholders' equity .........................    $  33,117      $  84,456      $  68,936      $  20,962     $   2,737

--------------
(1)   The fiscal year ended February 3, 1996 was a 53-week year.

(2) Based on the weighted average number of common and preferred shares outstanding after giving effect to the conversion of all Preferred Stock into Common Stock in fiscal 1996. See Notes to Financial Statements.

(3) Includes one outlet location and 39 stores that were identified for closure in the first quarter of fiscal 2000.

(4) For comparable stores open at the beginning and end of the period indicated. The numbers of stores used to compute such percentages were 86, 152, 253, 252 and 147 in fiscal years 1995 through 1999, respectively. In fiscal 1999, sales per square foot of the 108 Retained Stores was $370.

(5) Stores enter the comparable store base upon completing one full fiscal year of operation. The numbers of comparable stores used to compute such percentages were 86, 152, 253, 252 and 148 in fiscal years 1995 through 1999, respectively.

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

      In 1997, in an effort to boost sales, the Company undertook an extensive remerchandising program with the goal of increasing store level productivity and improving inventory turnover. As part of this program, the Company narrowed its product assortment, discontinuing approximately 275 SKUs (or 30% of the total) by eliminating certain product types and reducing the number of sizes in which others were offered. In order to move discontinued inventory, the Company held clearance sales, adversely impacting comparable store sales and margins. In order to make the Garden Botanika shopping experience more customer-friendly, the Company also invested over $2 million as part of a strategy to soften the appearance of the Company's stores. In addition, the Company focused its catalog mailings on its most productive list of existing mail-order customers, reducing the use of the catalog for customer prospecting in new markets. By narrowing catalog distribution and condensing the catalog itself, the Company significantly reduced catalog-related expenses as circulation and pages mailed fell by 40% and 56%, respectively. As a result of the remerchandising campaign, the narrowed catalog operations and other factors, comparable store sales only increased 1% in fiscal 1997, including a 4% decline in the fourth quarter, the first quarterly comparable store sales decline in the Company's history.

      In order to reverse declining trends in 1998, the Company sought to increase comparable store sales with, among other things, an emphasis on value pricing and gift strategies, the sale of memberships in the Company's new discount shopping "Garden Club" program and, beginning in September, increased circulation of an expanded retail catalog. The Company also sought to leverage the Garden Botanika brand by making use of new channels of distri-bution, such as licensing and direct commercial sales. In its efforts to achieve profitability, the Company began to negotiate with landlords for rent concessions and/or lease terminations at the Company's more poorly performing store locations. The deterioration of the Company's comparable store sales and the resulting limitations on its resources restricted the Company in many of these efforts. With limited resources to acquire inventory, the Company focused on acquiring promotional items, and the in-stock position of everyday core product lines was, as expected, adversely affected. In addition, the aggressive catalog marketing program in the second half of the year increased advertising expense, while the value-priced gift strategy and customer loyalty discounts added pressure on gross margin. In order to reduce the rate of losses, the Company began to close unprofitable stores, primarily in isolated markets in the South and Midwest. Comparable store sales decreased 13% in fiscal 1998.

      In January 1999, recognizing that a significant reorganization was needed, the Board of Directors authorized the retention of McDonald Investments Inc., a KeyCorp Company ("McDonald"), as the Company's financial advisors. In that capacity, McDonald was to evaluate the Company; determine the viability of its core business, if any; facilitate a reorganization, if feasible; and, if in the best interests of the appropriate parties, market the Company for sale. Following McDonald's retention and prior to the Petition Date, the Company substantially changed the Board of Directors and senior management; reduced corporate headcount by approximately 30%; and downsized corporate headquarters from approximately 23,000 square feet to 9,700 square feet. The Company was able to close 29 unprofitable store locations between the end of the 1998 holiday season and the Petition Date. McDonald was not retained in the Chapter 11 Case.

      In looking forward to the balance of fiscal 1999, the Company built a financial plan based on achieving a neutral cash flow by the year 2000 on a reduced store base; obtained debtor-in-possession financing in the amount of $7.0 million to facilitate the execution of the financial plan; and commenced the Chapter 11 Case, primarily to allow for the closure of stores and the rejection of leases at unprofitable locations. In the balance of fiscal year 1999, with Bankruptcy Court approval, Garden Botanika closed 97 additional store locations and sought to stabilize its operations by, among other things, increasing inventory from suppliers who had previously become reluctant to provide payment terms or, in some cases, to ship to the Company altogether. With its debtor-in-possession financing, the Company was able to introduce new products, including Aromatics Salt Glow, a skin exfoliant, and Vitamin C Skin Renewing Treatment, an anti-aging facial cream. While comparable store sales decreased 10% for the year, the Company's losses from operations before interest, taxes, depreciation, amortization, store closing and reorganization costs decreased to $2.90 million in fiscal 1999, compared to $12.4 million in fiscal 1998.

      In February 2000, Garden Botanika and its Creditors' Committee were granted the exclusive right to file a reorganization plan through March 1, 2001 on a joint basis, provided that, if the Company were to file a non-consensual plan during the Exclusive Period, the Company's Creditors' Committee would have the right to file a competing plan. As a condition for this extension of the Exclusive Period, the Company set aside for the benefit of its creditors proceeds of approximately $2.0 million from the liquidation of inventory at 37 additional store locations closed in the first quarter of fiscal 2000. In the first quarter of fiscal 2000, the Company also amended its credit facility with Fleet Retail Finance Inc. ("Fleet"), the successor to BankBoston Retail Finance Inc. ("BankBoston"), increasing its borrowing base to 90% of the cost of acceptable inventory from September 15 to December 15, and including a cash set-aside for the benefit of creditors in the borrowing base.

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

      Historical Net Losses; Bankruptcy Filing. During fiscal years 1997 through 1999, respectively, the Company incurred net losses $15.58 million, $48.03 million and $18.29 million. As of the end of fiscal 1999, the Company had an accumulated deficit of $95.96 million, and there can be no assurance that the Company will generate profits in future periods. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, subject to the Bankruptcy Court's jurisdiction. The Company's future operating results will depend upon a number of factors, particularly Bankruptcy Court actions relating to the Company's bankruptcy, the Company's ability to obtain approval of and implement a plan of reorganization, the performance of its stores, the level of competition and its success in identifying and responding to emerging trends in the personal care products industry. The Company's achievement of profitability, if any, will depend upon a number of additional factors, in-cluding the Company's ability to (i) stimulate brand awareness and attract customers in stores and to channels of distribution where it has not been profitable to date; and (ii) obtain targeted sales volumes through attractive products and competitive pricing, while maintaining acceptable gross margins.

      Dependence on Line of Credit; Limited Resources. Like many mall-based specialty retailers, the Company experiences substantial seasonal fluctuations in its sales and operating results, with its largest sales volumes in the months of November and December. The Company currently expects to incur losses during the first three quarters of 2000 and will need to borrow under a line of credit to finance its current operations as well as its inventory build-up and increasing operating costs prior to the holiday season. On April 23, 1999, the Company entered a Loan and Security Agreement with BankBoston. Under the terms of the agreement, BankBoston agreed to provide the Company, as a debtor-in-possession and subject to the Bankruptcy Court's approval (which approval has since been obtained), with a two-year $7.0 million revolving line of credit, subject to certain operating covenants and financial conditions (the "DIP Facility"). The maximum amount that can be advanced at any one time under the DIP Facility, as amended, is calculated as a percentage of the net liquidation value of the Company's inventory, plus the set-aside reserves of approximately $2.0 million resulting from the liquidation sale of inventory at 37 store locations. Operating restrictions under the DIP Facility and other limitations on the Company's borrowing ability and access to funding generally may also limit the Company's ability to pursue certain business initiatives that it might otherwise undertake in an effort to increase sales. The Company's limited resources, and the limited resources and/or unwillingness of its suppliers to continue doing business with the Company after taking account of the circumstances surrounding the Chapter 11 Case, could have further adverse impacts on the Company's business.

      Declines in Comparable Store Sales. In fiscal 1999, the Company's comparable store sales decreased 10%. A variety of factors affect the Company's comparable store sales, including, among others: the Company's ability to obtain inventory and execute its business strategy efficiently; the retail sales environment and the level of competition; acceptance of new product introductions; the mailing of the Company's catalogs; and general economic and competitive conditions. Except for January of 2000, when the Company experienced a 15% increase, Garden Botanika has experienced monthly comparable store sales declines throughout fiscal 1998 and 1999. This trend has continued in February and March of 2000, as comparable store sales declined, respectively, 3% and 16%. There can be no assurance that comparable store sales for any particular period will not continue to exhibit decreases from prior years.

      Turnover and Dependence on Key Personnel. The Company has experienced significant turnover among its senior management and corporate staff, including the resignations in fiscal 1999 and 2000 of the Company's President and Chief Executive Officer, Chief Financial Officer and Vice President of Stores. The Company is dependent upon the efforts of its current key officers and employees, including William L. Lawrence, Jr., Acting President and Chief Executive Officer and Jeffrey M. Hare, Vice President--Operations. The loss of either of these individuals could adversely affect the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to attract, motivate or retain key employees and qualified personnel in the future.

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

      Ability to Manage Operations. In order for the Company to operate successfully, management will be required to anticipate the changing demands of the Company's operations and adapt systems and procedures accordingly. There can be no assurance that the Company will anticipate all of the changing demands that its operations will impose on such systems. Failure to maintain and, as needed, upgrade its information systems or unexpected difficulties encountered with these systems could adversely affect the Company's business, financial condition and operating results.

      Reduced Store Advertising Expense. The Company's store advertising program historically has been built primarily around the Garden Botanika catalog, which, in addition to its role in mail-order sales, is mailed to certain active customers of existing stores. In fiscal 2000, the Company intends to reduce the number of catalogs mailed per store by focusing on what it believes are or will be its most productive customers. There can be no assurance that the Company's more focused store advertising and reduced number of mailings will not result in further declines in comparable store sales. Postal rates, delivery charges and paper and printing costs directly affect the cost of the Company's store advertising program, as well as its mail-order business, and a significant increase in any of these expenses could adversely affect the Company's overall business, financial condition and operating results.

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

      Concentration of Suppliers. In fiscal 1999, approximately 63% of the Company's purchases of raw materials, finished product, packaging and other supplies were obtained from the Company's 15 largest suppliers, with the Company's largest supplier accounting for approximately 9.2% of such purchases. With the exception of certain packaging orders, the Company has no long-term contracts or other contractual assurance of continued supply, pricing or access to new products. As a result, because of the lead time required for manufacturing, the unanticipated popularity of certain new product introductions and other factors, the Company has occasionally experienced in-store shortages of particular items. The inability, failure or unwillingness of one or more principal vendors to continue to supply the Company on standard terms could have a material adverse effect on the Company's business, financial condition and operating results.

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

                                                        FISCAL YEAR ENDED(1)
                                               ---------------------------------------
                                                JAN 31,        JAN 30,         JAN 29,
                                                 1998            1999            2000
                                               ---------------------------------------
Net sales (in thousands) .................     $114,591        $102,815        $69,884
                                               =======================================

Net sales ................................        100.0%          100.0%         100.0%
Cost of sales (including buying and
  occupancy costs) .......................         64.4            69.9           66.8
                                               ---------------------------------------
Gross margin .............................         35.6            30.1           33.2
Operating expenses:
  Stores and catalog .....................         34.5            38.1           33.8
  General and administrative .............          9.5            11.7           10.9
Preopening and facility
  relocation expenses ....................          0.3             0.3            0.0
Provision for store closings and
  impairment loss on long-lived assets ...          5.1            26.6           12.1
                                               ---------------------------------------
Operating loss ...........................        (13.9)          (46.6)         (23.6)
Reorganization charges ...................          2.3
Interest income (expense), net ...........          0.3            (0.1)          (0.3)
                                               ---------------------------------------
Net loss .................................        (13.6)%         (46.7)%        (26.2)%
                                               =======================================

--------------
(1)   Percentage amounts may not total 100% due to rounding.


FISCAL 1999 VS. FISCAL 1998

      General. Garden Botanika operated 148 stores at the end of fiscal 1999, compared to 252 stores at the end of fiscal 1998. In addition, of its 148 stores, the Company had identified 39 stores for closure in the first quarter of fiscal 2000, leaving a base of 108 Retained Stores and one outlet location for future operations. There were 2,050 store months of operations during fiscal 1999 versus 3,247 store months in the prior period, a decrease of 37%. The average age of the Company's stores increased from 42 months to 60 months.

      Net Sales. Net sales for fiscal 1999 were $69.88 million, compared to net sales of $102.82 million for fiscal 1998. The decrease of $32.94 million, or 32.0%, in net sales was due primarily to the decrease in the number of stores and a 10% decrease in comparable store sales over the prior year. These decreases were partially offset by an increase in revenue recorded on the sale of annual memberships in the Company's discount-based customer loyalty program. Membership sales are amortized over the course of twelve months, and the recorded revenue in fiscal year 1999 was $2.9 million based on total membership sales of $2.5 million, compared to recorded revenue of $1.0 million based on total membership sales of $2.7 million in the prior year. Mail order sales declined by 5.2% primarily as a result of decreased mailings.

      The Garden Botanika catalog is used as the Company's primary marketing vehicle by both the store and mail-order divisions. In an effort to reduce expenses in fiscal 1999, the Company reduced its mailings to a total of approximately 7.4 million catalogs, folios and postcards, compared to approximately 19.4 million similar mailings in fiscal 1998, a decrease of 62%. Mail-order sales in fiscal 1999 declined by 5.2% over the prior year, to $3.0 million, representing 4% of total sales compared to 3% the prior year. Included in mail-order sales for fiscal 1998 are Internet sales of $504,000.

      Gross Margin. Gross margin improved as a percentage of net sales from 30.1% in fiscal 1998 to 33.2% in fiscal 1999. This increase primarily reflects the impact of the closure of poorly performing stores with lower average margins than the Company's 148 store base at the fiscal-year end. This impact was partially offset by a valuation reserve of $1.4 million for estimated losses on components as a result of both the downsizing and the restructuring of product lines. The dollar amount of gross margin decreased by $6.44 million, or 21%, primarily as a result of the decrease in customer transactions due to the closure of 104 stores.

      Operating Expenses

      Stores and Catalog. Store and catalog expenses, including distribution, decreased as a percentage of net sales from 38.1% in fiscal 1998 to 33.8% in fiscal 1999. This decrease was primarily attributable to a decrease in advertising expense as a percentage of sales from 8.3% in fiscal 1998 to 5.7% in fiscal 1999 and also to the leveraging impact of the higher average sales of the Company's continuing store base. The dollar amount of store and catalog expenses decreased by $15.58 million or 39.7% from the prior year, primarily as a result of store closures and the decrease in advertising expense.

      General and Administrative. General and administrative expenses, at 10.9% of net sales, represents a decrease from the fiscal 1998 level of 11.7%. The dollar amount of general and administrative expenses decreased by $4.3 million, or 36.6%, from the prior year reflecting the implementation in February 1999 of reductions in the Company's workforce.

      Provision for Store Closings and Impairment Loss on Long-Lived Assets In fiscal year 1999, the Company closed 104 stores and recorded a provision for the closing of an additional 39 stores in the amount of $8.39 million. The provision consisted of $2.70 million to cover estimated asset write-offs, $7.70 million for lease termination and other closure expenses, offset by a credit of $2.01 million as a reduction of the deferred rent liability for stores closed and to be closed. The carrying values of the long-lived assets for the majority of the 104 stores closed in fiscal year 1999 were reduced under Statement of Financial Accounting Standards ("SFAS") No. 121 in the fourth quarter of fiscal 1998 as impaired and were included in the $20.1 million charge for that year. All 39 of the additional stores identified for closure were closed in the first quarter of fiscal 2000.

      The determination of impairment for any given store is highly sensitive to assumptions regarding future performance. Therefore, there can be no assurance that a future charge may not be necessary for other stores as a result of a future deterioration in performance.

      Operating Loss. For the reasons explained above, the fiscal 1999 loss from operations decreased 66%, to $16.48 million, from $47.92 million in the prior year. Expressed as a percentage of net sales, the Company's loss from operations decreased from 46.6% to 23.6%.

      Reorganization Charges. In fiscal 1999, the Company also incurred certain costs relating to the Chapter 11 Case. These costs included the termination costs and related write-offs of approximately $200,000 associated with the early termination of its credit facility with Foothill Capital Corporation and legal and other professional fees of $1.58 million, which were partially offset by a net gain of $200,000 recognized in connection with the liquidation of inventory for stores closed in fiscal 1999 and projected to be closed in the first quarter of fiscal 2000.

      Interest Income (Expense), Net. Net interest expense during fiscal 1999 was $219,000, or 0.3% of net sales, compared to net interest expense of $92,000, or 0.1% of net sales, during the prior year. This change was primarily due to decreased levels of cash investment in fiscal 1999, as compared to the prior year.

      Income Taxes. The Company did not record an income tax benefit for either fiscal 1999 or fiscal 1998. Net operating loss carryforwards of $28.85 million at January 29, 2000 begin to expire in 2005, and the amount of such carryforwards that can be used in any one year is subject to limitation based on the nature of past ownership changes. See Notes to Financial Statements.

      Net Loss. For the reasons explained above, during fiscal 1999, the Company's net loss decreased 62%, to $18.28 million, or $2.59 per weighted average common share, from $48.03 million, or $6.79 per share, in fiscal 1998. The net loss also decreased as a percentage of net sales, from 46.7% in fiscal 1998 to 26.2% in fiscal year 1999.

FISCAL 1998 VS. FISCAL 1997

      General. The Company operated 252 stores at the end of fiscal 1998, compared to 280 stores at the end of fiscal 1997. There were 3,247 store months of operations during fiscal 1998 versus 3,212 store months in the prior period, an increase of 1%. The average age of the Company's stores increased from 30 months to 42 months.

      Net Sales. Net sales for fiscal 1998 were $102.82 million, compared to net sales of $114.59 million for fiscal 1997. The decrease of $11.77 million, or 10.2%, in net sales was due primarily to a 13% decrease in comparable store sales over the prior year, resulting from a decrease in the number of customer transactions. Such decreases were partially offset by (i) the sale of annual memberships in the Company's discount-based customer loyalty program and (ii) commercial sales for the year in the amount of $940,000. The recorded revenue for membership sales in fiscal year 1998 was $1.0 million based on total membership sales of $2.7 million. The decrease in sales was also affected by a 26.0% decline in mail-order sales, resulting primarily from a planned reduction in catalog circulation. Included in mail-order sales for fiscal 1998 are Internet sales of $128,000.

      Gross Margin. Gross margin declined as a percentage of net sales from 35.6% in fiscal 1997 to 30.1% in fiscal 1998. This decline reflected primarily the effects of: (i) relatively fixed store occupancy costs (especially in the Company's newer classes of stores) in a period of declining comparable store sales, (ii) increased shrinkage and write-offs for damaged products, and (iii) markdowns of primarily discontinued products at the Company's outlet locations. The dollar amount of gross margin decreased by $9.75 million, or 24%, primarily as a result of the 10% decrease in sales.

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

      Preopening and Facility Relocation Expenses. Preopening and facility relocation expenses ("Preopening Expenses") vary with the number of new stores opened and the number of existing stores relocated during a particular period. In addition, the one-time startup costs of new facilities and operations are included in Preopening Expenses. Preopening Expenses were $324,000, which relate to the write-off of leasehold improvements for two stores remodeled in fiscal 1998 and expenses incurred for the one new store opened in fiscal 1998. The Company incurred Preopening Expenses of $397,000, or 0.3% of net sales, in fiscal 1997, when the Company opened 27 new stores and relocated three existing stores.

      Provision for Store Closings and Impairment Loss on Long-Lived Assets. In fiscal year 1998, the Company closed 29 stores and recorded a provision to cover the closing expenses and lease termination costs of an additional 24 stores in the amount of $7.3 million. Seven of these stores were not closed until the first quarter of fiscal 1999. At January 31, 1999, the Company had spent $6.0 million of these closing expenses and had a liability of $1.3 million recorded on the balance sheet. At the conclusion of the 1998 holiday season, the Company reviewed the asset values of individual stores in accordance with SFAS No. 121. As a result of that review, a charge of $20.1 million was recorded at the end of the fourth quarter of fiscal 1998 to recognize potential impairment of long-lived assets for 118 additional stores. This amount reduced property and equipment.

      On April 30, 1999, the Bankruptcy Court authorized the Company to reject leases for 95 poorly performing stores. Seventeen of those stores had been identified for closure in fiscal 1998 and were included in the reserves for store closings described above. The carrying values of the long-lived assets of all 95 stores having leases the Company intends to reject were reduced under SFAS No. 121 in the fourth quarter of fiscal 1998 as impaired and were included in the $20.1 million charge described above.

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

YEAR 2000 READINESS

      The Company recognized the need to ensure its operations would not be adversely impacted by year 2000 technology failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company completed its assessment of the risks to the availability and integrity of financial systems and the reliability of operational systems prior to the year 2000 and, to date, has not been adversely affected by year 2000 technology failures. The Company also communicated with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion.

SEASONALITY AND QUARTERLY FLUCTUATIONS

      The Company has experienced, and expects to continue to experience, substantial seasonal fluctuations in its sales and operating results, which is typical of many mall-based specialty retailers. As illustrated in the following table, a disproportionate amount (ranging from 35% to 39% during the past three fiscal years) of the Company's annual net sales have been realized during its fourth fiscal quarter. The Company expects this pattern to continue during the current fiscal year and anticipates that in subsequent years the fourth quarter will continue to contribute disproportionately to its operating results, particularly during November and December. In anticipation of increased sales activity during the fourth quarter, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent store staff. If, for any reason, the Company's sales fall below its expectations during November and December, the Company's business, financial condition and annual operating results are adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of inventory liquidations and store closings, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

                                                FISCAL QUARTER(1)
                              --------------------------------------------------
                                 FIRST        SECOND         THIRD        FOURTH
                              --------------------------------------------------
                                                (IN THOUSANDS)
FISCAL 1997:
    Net sales ............    $ 23,918      $ 24,873      $ 21,284      $ 44,516
      % of full year .....        20.9%         21.7%         18.6%         38.8%
    Gross margin .........    $  8,736      $  8,075      $  5,695      $ 18,239
      % of full year .....        21.4%         19.8%         14.0%         44.8%
    Net loss .............    $ (3,225)     $ (4,162)     $ (5,918)     $ (2,275)

FISCAL 1998:
    Net sales ............    $ 21,705      $ 20,862      $ 20,669      $ 39,579
      % of full year .....        21.1%         20.3%         20.1%         38.5%
    Gross margin .........    $  6,110      $  4,917      $  5,901      $ 14,070
      % of full year .....        19.8%         15.8%         19.0%         45.4%
    Net (loss) income ....    $ (4,997)     $(10,173)     $ (5,812)     $(27,052)

FISCAL 1999:
    Net sales ............    $ 17,939      $ 13,477      $ 12,718      $ 25,750
      % of full year .....        25.7%         19.3%         18.2%         36.8%
    Gross margin .........    $  5,714      $  4,688      $  4,508      $  8,244
      % of full year .....        24.7%         20.2%         19.5%         35.6%
    Net loss .............    $(10,478)     $ (1,938)     $ (4,789)     $ (1,080)

--------------
(1)   Percentage amounts may not total 100% due to rounding.


LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOW FOR FISCAL 1999

      The Company began fiscal 1999 with cash and cash equivalents totaling $4.30 million and no short-term investments. During the year, cash was primarily used to fund the Company's net loss of $12.08 million, before depreciation, amortization and store closing and impairment losses.

      On April 23, 1999, the Company entered a Loan and Security Agreement (the "DIP Facility") with BankBoston, which has since been succeeded by Fleet. The DIP Facility is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory during the course of the Chapter 11 Case. The DIP Facility, which was amended in the first quarter of fiscal 2000, consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of eligible inventory or 80% of the net liquidation value, except that, for the period from September 15 to December 15, the borrowing base is calculated as 90% of eligible inventory. A cash set-aside for the benefit of creditors of approximately $2.0 million is also a part of the borrowing base. The facility expires on the earlier of April 23, 2001 or the Company's emergence from bankruptcy. The DIP Facility, which is secured by the assets of the Company, bears interest at Fleet's prime lending rate plus one percent (1.0%). The Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from month to month.

      In the third quarter of fiscal 1999, the Company began borrowings under the DIP facility to meet operating expenses and, subsequently, to build up inventory levels for the holiday season. The maximum amount borrowed during this time was $5.98 million and the interest rate on all borrowings was generally 9.5%. All borrowings were repaid during December. The Company was in compliance with all covenants as of January 29, 2000.

   FUTURE CASH FLOW PLANS AND EXPECTATIONS

      The Company believes that its cash balance at the end of fiscal 1999, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 2000. The Company's uses of capital for the remainder of fiscal

2000 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining Retained Stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

      As a debtor-in-possession, actions against the Company to collect pre-petition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of a reorganization plan. Pursuant to the Bankruptcy Code or Court orders, the Company continues to pay customary post-petition obligations associated with the daily operations of its business, including the timely payment of new inventory shipments, employee wages and other obligations. The Company has not completed its review of all of its pre-petition contracts and leases for assumption or rejection and continues to seek extensions of deadlines to assume or reject commercial real estate leases under which the Company is lessee. The ultimate amount of, and settlement terms for, pre-petition liabilities are subject to the approval of a plan of reorganization or Bankruptcy Court orders, and, accordingly, the timing and form of settlement are not presently determinable.

IMPACT OF INFLATION AND CHANGING PRICES

      Although the Company cannot accurately predict the effect of inflation on its future operations, it does not believe inflation has had a material effect on net sales or results of operations. As its operations have declined to present levels, the Company has generally been able to consolidate its purchasing with larger vendors and to maintain certain economies of scale in its purchasing and distribution, thus largely offsetting any raw material price increases.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

      The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which may represent a significant portion of the Company's outstanding debt, is variable based upon Fleet's prime rate.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -

      The information called for by this Item is included in "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K," pages (F-1) through (F-13).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE -

      There were no changes in or disagreements with the Company's independent accountants on auditing and financial disclosure during the fiscal year ended January 29, 2000.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -

      The executive officers and directors of the Company are set forth below.

NAME                         AGE                     POSITION
----                         ---                     --------
William L. Lawrence, Jr.     49       President, Acting Chief Executive Officer
                                         and Chief Financial Officer
Jeffrey M. Hare              35       Vice President--Operations
Arlee J. Jensen              50       Director
Michael W. Luce              49       Director
George W. Newman             50       Director

      William L. Lawrence, Jr. has been the Company's President and Acting Chief Executive Officer and Chief Financial Officer since February 2000. Prior to that, Mr. Lawrence was the Company's Chief Operating Officer from November 1999, a position he filled to manage the Company's ongoing operations during the reorganization process. From February 1995 through October 1999, Mr. Lawrence was the Chief Financial Officer and Executive Vice President of Jay Jacobs, Inc., a Seattle-based retail men's and women's apparel retailer. Prior to that, Mr. Lawrence was the Chief Financial Officer of Paul Harris Stores Inc., a women's apparel retailer based in Indianapolis. Paul Harris Stores filed for bankruptcy protection in 1991 and emerged in September 1992. Jay Jacobs filed for bankruptcy protection in 1998 and underwent liquidation in October 1999.

      Jeffrey M. Hare has been the Company's Vice President -- Operations since March 1999. In previous positions with the Company, Mr. Hare has been continuously responsible for the Company's warehouse, outbound freight and gift assembly functions since October 1991. In addition, Mr. Hare assumed responsibility for the Company's catalog fulfillment operations when the Company introduced its mail-order catalog in 1994. Prior to joining Garden Botanika, from 1983 to 1991, Mr. Hare held various positions with Precor USA, an exercise equipment manager, including the position of Production Manager.

      Arlee J. Jensen has been on the Board of Directors since January 1999 and has been the Executive Vice President, Retail Operations, of zydeco.com, an Internet start-up company, since February 2000. From January 1999 to February 2000, Ms. Jensen was the Company's President and Chief Executive Officer. Prior to that, she was its Senior Vice President -- Merchandising and Marketing from June 1995 and was its Vice President -- Merchandising since the Company began operations in 1990. Prior to joining Garden Botanika, Ms. Jensen was employed at Eddie Bauer from 1983 to 1989, where, from 1986 to 1989, she was Divisional Vice President -- Womenswear, responsible for the women's segment of both the catalog and retail outlet operations.

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

      George W. Newman has been on the Board of Directors since January 1999. From December 1998 to January 2000, he was the Company's Vice President -- Chief Financial Officer. Prior to that, he was its Vice President -- Controller from January 1998 and was its Controller since joining the Company in February 1996. Prior to joining the Company, Mr. Newman was employed as Controller at Pacific Linen, Inc., a regional soft lines retailer, from January 1995 to February 1996. From 1979 to 1994, Mr. Newman was employed at The Kobacker Company, a national footwear retailer where, among other positions, he served as Controller.

THE BOARD OF DIRECTORS

      The Board of Directors consists of three classes, each with either one or two members. At the 1997 Annual Meeting of Shareholders, the directors in Class 1 were elected for a one-year term, the directors in Class 2 were elected for a two-year term, and the directors in Class 3 were elected for a three-year term. At each subsequent annual meeting of shareholders, directors elected to succeed those directors (or their successors) whose terms expire will each be elected for a three-year term of office, so that directors will hold office for staggered terms of three years and until their successors are elected and qualified.

      The Company's Board of Directors is authorized to set the number of directors, so long as the number is not less than three nor more than nine, and so long as any reduction in the number of members does not have the effect of shortening the term of an incumbent director. Kern L. Gillette, who was appointed to the Board on March 3, 1999, resigned effective March 31, 2000, and
J. Victor Fandel, who was appointed to the Board on March 19, 1999, resigned effective April 7, 2000. The number of members on the Board of Directors is currently set at five, and there are two vacancies.

   Further Information Concerning the Board of Directors

      The Board of Directors held ten meetings during fiscal year 1999. The Company has established two standing committees of the Board of Directors, an Audit Committee and a Compensation Committee, and does not have a standing Nominating Committee.

      The purpose of the Audit Committee is to review the functions of the Company's management and independent auditors pertaining to the Company's financial statements and perform such other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors. The Audit Committee held four meetings during fiscal year 1999. All of the members of the Board of Directors are currently members of the Audit Committee.

      The purpose of the Compensation Committee is to determine officer and director compensation and administer the Company's 1992 Combined Incentive and Nonqualified Stock Option Plan (the "Employee Plan"). Although members of the Compensation Committee held frequent discussions regarding compensation and senior management issues in 1999, it did not hold a formal meeting during the fiscal year. Grants of options under the Employee Plan are completely discretionary, and no options were granted under that plan in fiscal 1999. All of the members of the Board of Directors are currently members of the Compensation Committee.

      All directors attended 75% or more of the aggregate number of Board meetings and committee meetings on which they served, except that Mr. Fandel attended only 50% of the Audit Committee meetings.

   Directors' Compensation and Benefits

      Nonemployee directors of the Company are reimbursed for reasonable out-of-pocket expenses in connection with their travel to and attendance at Board of Directors meetings. Under the terms of the 1996 Directors' Nonqualified Stock Option Plan (the "Directors' Plan"), each nonemployee director will receive an automatic grant of an option to purchase 1,271 shares of Common Stock upon his or her election or appointment to the Board of Directors and thereafter at each Annual Meeting of the Board of Directors for as long as the individual continues to serve as a director of the Company. The exercise price of options granted under the Directors' Plan must equal the fair market value of the Common Stock on the date of grant. Options will vest at the rate of one-twelfth per month so that each year's options are fully vested at the end of one year.

      On March 3, 1999, the Board of Directors authorized cash payments to outside directors in the amount of $2,500 per year, payable quarterly in advance. In addition, the Board authorized payment of $300 to outside directors for each meeting of the Board of Directors or of a committee of the Board of Directors attended by the outside directors.

      The Annual Meeting of the Board of Directors for fiscal 2000 would ordinarily be scheduled to be held following the Annual Meeting of Shareholders which, in view of the Company's Chapter 11 Case and related developments, is not currently scheduled. If such meetings were to take place and current directors re-elected by shareholders, the Company expects that options to purchase an aggregate of 2,542 shares would be granted to current directors. To date, 7,626 options have been granted under the Directors' Plan, of which 5,084 have expired. No options have been exercised under the Directors' Plan. To the extent that the Directors' Plan or any underlying options constitute executory contracts, they have neither been assumed nor rejected in the Chapter 11 Case.

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

      Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5 was required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1999, except that Messrs. Fandel and Gillette failed to timely file Forms 3 and 5 to report their initial appointment to the Board of Directors and the automatic grant to each of them of stock options for 1,271 shares at the fair market value at the time of the grant under the terms of the Directors' Plan.

ITEM 11 - EXECUTIVE COMPENSATION -

      The following Summary Compensation Table shows compensation information for (i) all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during the fiscal year ending January 29, 2000,
(ii) the three executive officers of the Company other than the Chief Executive Officer who were serving as executive officers at the end of the fiscal year ending January 29, 2000, and (iii) two individuals who were among the four most highly paid employees of the Company other than the Chief Executive Officer during fiscal 1999 but who were not serving as executive officers on January 29, 2000 (collectively referred to as "the Named Officers") for the indicated fiscal years.

SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                  COMPENSATION
                                                                     AWARDS
                                           ANNUAL COMPENSATION    ------------
                                           --------------------    SECURITIES
                                                          BONUS    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR      SALARY ($)      ($)     OPTIONS(#)   COMPENSATION
---------------------------      ----      ----------     -----   ------------  ------------
Arlee J. Jensen                  1999       $201,923        --          --       $ 16,233(1)
   Former President and Chief    1998       $188,580        --          --       $  7,258(1)
   Executive Officer             1997       $184,005        --      20,800
                                                                                 $  6,142(1)

William L. Lawrence, Jr          1999(2)    $ 51,923        --          --             --
  President, Acting Chief        1998             --        --          --             --
  Executive and Chief            1997             --        --          --             --
  Financial Officer

George W. Newman                 1999       $150,000        --          --             --
   Former Vice President and     1998       $118,205        --          --             --
   Chief Financial Officer       1997       $ 89,477        --       4,900             --

Jeffrey M. Hare                  1999       $121,154        --          --       $ 28,050(3)
  Vice President--Operations     1998       $ 85,092        --          --             --
                                 1997       $ 73,204        --       6,100             --

John A. Garruto                  1999       $124,734        --          --       $ 47,355(3)
 Director of Research            1998       $143,999        --          --             --
 And Development                 1997       $132,675        --      10,300             --

Kay Kowanko                      1999       $125,000        --          --       $ 35,167(3)
   Creative Director             1998       $124,444        --          --             --
                                 1997(4)    $ 34,308        --       5,000       $ 22,797(5)

(1)   Represents term life insurance and medical insurance premiums.

(2) Mr. Lawrence joined the Company during fiscal 1999. If Mr. Lawrence had been employed for the entire year at the same annual base salary rate, his annual salary would have been $225,000.

(3)   Represents pre-bankruptcy retention bonus.

(4) Ms. Kowanko joined the Company during fiscal 1997. If Ms. Kowanko had been employed for the entire year at the same annual base salary rate, her annual salary would have been $125,000.

(5)   Represents relocation expenses.

STOCK OPTIONS

   Option Grants in Fiscal Year 1999

      No option grants were made in fiscal 1999 to any of the Named Officers.

1999 Fiscal Year-End Option Values

      The following table shows the value of option grants outstanding as of January 29, 2000 for each Named Officer. None of the Named Officers exercised options in fiscal 1999.

                            NUMBER OF SECURITIES UNDERLYING
                            -------------------------------       VALUE OF UNEXERCISED, IN-THE-
                                  UNEXERCISED OPTIONS                    MONEY OPTIONS(1)
                                  -------------------             -----------------------------
                                                                  EXERCISABLE     UNEXERCISABLE
         NAME             EXERCISABLE (#)    UNEXERCISABLE (#)     ($ VALUE)        ($ VALUE)
         ----             ---------------    -----------------    -----------     -------------
Arlee J. Jensen               80,122              20,400               --              --
William L. Lawrence,             0                   0                 --              --
Jr.
George W. Newman               6,200               3,700               --              --
Jeffrey M. Hare               13,062               4,800               --              --
John A. Garruto               27,125              12,475               --              --
Kay Kowanko                    2,500               2,500               --              --

(1) Calculation based on the spread between the closing sale price of $0.156 per share of Common Stock on the last trading day before January 29, 2000 and the exercise price of the grants.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

      The Company is a party to an amended Option and Severance Agreement with Mr. John A. Garruto, the Company's Director of Research and Product Development, which provides for an annual base salary of $90,000. In addition, Mr. Garruto received stock options to purchase 25,424 shares of Common Stock at $1.97 per share, which options vest monthly over a five-year period for as long as Mr. Garruto is employed by the Company. These options were not granted under the Employee Plan, and, to the extent they may constitute executory contracts, they have neither been assumed nor rejected in the Chapter 11 Case.

      In February 1998, the Board of Directors authorized a retention plan (the "Pre-Bankruptcy Retention Plan") and granted certain key employees the right to earn two annual cash bonuses if they stayed continuously employed by the Company for one and two years, respectively, following the date of the grant. On the first anniversary of the date of the grant, these covered employees, except for Ms. Jensen and Mr. Newman, were given their first bonus retention installments, equal to one-third of the total amount which they would be able to earn. Ms. Jensen and Mr. Newman both voluntarily forbore acceptance of their bonuses in the amounts of $62,500 and $30,333, respectively, which were accrued as a liability of the Company. In the Chapter 11 Case, the Company has rejected its remaining obligations under the Pre-Bankruptcy Retention Plan. Claims arising from the rejection of the Pre-Petition Retention Plan constitute unsecured claims against the Company.

      In April 1999, after the rejection of the Pre-Bankruptcy Retention Plan, the Bankruptcy Court authorized and the Company granted certain middle-management employees the right to earn two additional months of salary if they stayed continuously employed by the Company, one month of which would be earned and payable on September 15, 1999 and one month of which would be earned and payable on March 15, 2000 (the "Reorganization Retention Plan"). Payments have been made to the employees who earned their additional salary in accordance with the Reorganization Retention Plan.

      Under the Employee Plan, outstanding options vest, at the discretion of the Compensation Committee, upon the occurrence of certain transactions, including certain mergers and other business combinations involving the Company. To the extent that the Employee Plan or any underlying options constitute executory contracts, they have neither been assumed nor rejected in the Chapter 11 Case.

REPORT OF THE COMPENSATION COMMITTEE

      The Compensation Committee of the Board of Directors administered the compensation of the Company's executive officers during fiscal 1999. During fiscal 1999, the Company began its reorganization proceedings. As a consequence, potential compensation decisions were reviewed and discussed by the Board of Directors as a whole in consultation with outside counsel, in accordance with the requirements of the Chapter 11 Case.

   Compensation Principles

      Historically, the Company's executive compensation program consisted of three components: (i) base salaries, (ii) short-term incentives in the form of annual cash bonuses, and (iii) long-term incentives in the form of stock options. At higher management levels, the mixture of components was to be weighted more heavily toward variable performance-based incentives. In developing its compensation program and setting compensation levels, the Company consulted with compensation experts and reviewed prior years' compensation levels among comparable executives. With the filing of the Chapter 11 Case, however, many of the Company's historical compensation principles no longer apply in the same way.

      In fiscal 1999, the Board of Directors was aware of the need to retain certain key executive officers through the reorganization proceedings and to focus their efforts on managing the Company. The Compensation Committee believed it necessary to pay salaries that were competitive within the industry and geographic region in order to attract and retain the types of executives needed to manage the business. In determining cash compensation, the Compensation Committee considered retail industry and other compensation surveys, comparisons to practices at other retail companies, the Committee members' knowledge of and experience in the retail industry and information from the Company's consultants regarding compensation paid by companies in Chapter 11. The Board of Directors also considered (i) the contribution of the executive officers during 1998, (ii) their experience, responsibilities and achievements, and (iii) the difficulty of replacing such individuals if they left the employment of the Company at such a critical time in the Company's history.

      Based on the disappointing results produced by the Company in 1998 and 1999 and the commencement of the Chapter 11 Case, no executive cash bonuses were paid and no stock options were granted for those years. Furthermore, due to significant declines in the market price of the Company's Common Stock, all of the stock options granted to key employees in past years had exercise prices substantially in excess of the fair market value of the Common Stock in much of 1998 and all of 1999. As a result, in order to ensure that the Company would retain the services of many of its employees, including executive officers, at a critical time in the Company's history, it was determined that retention bonuses would be an appropriate additional component of compensation. The Reorganization Retention Program was approved for certain members of middle management, and a separate retention pay program was considered for key executive officers.

      The Board of Directors next considered whether to provide key executives with a retention or a performance bonus, generally preferring a performance bonus. A performance bonus would be based on the Company's achievement of certain financial goals for fiscal 1999 or the confirmation of a Chapter 11 plan of reorganization. The Board of Directors also understood that it is customary to provide key executives with severance agreements that reflect the risks associated with working for a company in Chapter 11. In discussions, the Board of Directors and key executives understood that various retention proposals would be tied to the waiver by key executives of any pre-petition claims associated with the Company's deferral of certain payments under the Pre-Petition Retention Plan and the Company's ultimate rejection of it.

      To date, the Company has not provided for a retention pay program for its key executives. The balance of the deferred payments and the obligations, if any, arising from the rejection of the Pre-Petition Retention Plan constitute unsecured claims by current and former key executives against the Company.

   Chief Executive Officer Compensation

      During fiscal 1999, Garden Botanika's most highly compensated officer was Arlee J. Jensen, President and Chief Executive Officer of the Company from January 1999 until February 2000. Following the resignation of Mr. Luce as the Company's President and Chief Executive Officer on January 19, 1999, Ms. Jensen assumed those positions. Ms. Jensen's 1998 performance and the Company's financial condition, which were the bases for setting the level of her compensation for fiscal 1999, were reviewed by the Compensation Committee and discussed with the Board of Directors and Ms. Jensen. Against this background, her salary was not then adjusted from that which she earned previously as the Company's Senior Vice President--Marketing. In addition, no annual cash bonus and no stock options were awarded to Ms. Jensen for the year.

      During the course of fiscal 1999, it was determined that it would be in the best interests of the Company to strengthen management with the creation and appointment of a new executive officer, Chief Operating Officer. Provided appropriate compensation were found acceptable to both parties, the Board selected William L. Lawrence, Jr. to fill that position. In connection with the proposed appointment of Mr. Lawrence, the Company considered compensation paid by other specialty retail companies to senior management. The Board of Directors believes that the employment market for its executive officers, including its Chief Operating and Chief Executive Officers, must take into account the Company's status as a Chapter 11 debtor, as well as exceptional contributions in connection with the reorganization. As a result, an appropriate offer was extended to Mr. Lawrence. In November 1999, Ms. Jensen's salary was adjusted upward to align it with Mr. Lawrence's. The appointment of Mr. Lawrence and the adjustment to Ms. Jensen's salary were both approved by the Bankruptcy Court.

   Internal Revenue Code Section 162

      Under Section 162 of the Internal Revenue Code of 1986, as amended (the "Code"), the federal income tax deduction for compensation paid to the Chief Executive Officer and the four most highly compensated other executive officers of publicly held corporations is limited to $1 million per officer per fiscal year, unless the compensation qualifies as "performance-based compensation" under Section 162(m) of the Code. The Compensation Committee is aware of this limitation and believes that no compensation paid by the Company during 1999 will exceed the $1 million limitation.

                           1999 Compensation Committee
                              J. Victor Fandel
                              Kern L. Gillette
                              Michael W. Luce

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


              [GRAPH -- Garden Botanika; NASDAQ US; NASDAQ Retail]


                                                           CUMULATIVE
                                                         TOTAL RETURN(1)
                                         -----------------------------------------------
                                         5/22/96   1/31/97   1/30/98   1/30/99   1/29/00
                                         -------   -------   -------   -------   -------
Garden Botanika, Inc. ...............      $100      $ 48      $ 10      $  2      $  1
Nasdaq Stock Market (U.S.) Index ....      $100      $111      $131      $204      $314
Nasdaq Retail Trade Stocks Index ....      $100      $ 96      $112      $134      $114

----------
(1)   Assumes $100 investment of May 22, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During fiscal 1999, the following individuals served on the Company's Compensation Committee: Messrs. J. Victor Fandel, Kern L. Gillete and Michael W. Luce. Mr. Luce was President and Chief Executive Officer of the Company from its inception until his resignation in January 1999. Mr. Luce has also submitted a claim against the Company in the amount of $194,000, representing amounts claimed that are owed under the terms of the Second Amendment to Employment Agreement. See Item 13--"Certain Relationships and Related Transactions." There were no interlocks with other companies within the meaning of the Commission's proxy rules during fiscal 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -

      The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 20, 1999 by (i) each director;
(ii) the Named Officers; and (iii) all directors and executive officers of the Company as a group.

                                                       Amount of
                                                      Beneficial
                        Name                           Ownership   Percentage
                        ----                          ----------   ----------
            Arlee J. Jensen(1) ...................      108,242      1.53%
            Michael W. Luce(2)  ..................      323,965      4.58%
            William L. Lawrence, Jr ..............            0         0
            George W. Newman(3) ..................        6,350         *
            Jeffrey M. Hare(4) ...................       13,062         *
            John A. Garruto(5)  ..................       31,281         *
            Kay Kowanko(6) .......................        2,500         *
            All directors and executive
              officers as a group (4 persons) ....      130,267      1.84%


 *    Less than one percent.

(1) Includes 200 shares of Common Stock held by Ms. Jensen's spouse for the benefit of a minor child and 80,122 shares of Common Stock that are issuable upon the exercise of currently exercisable options.

(2) Includes 5,084 shares of Common Stock held by certain family members of Mr. Luce for which Mr. Luce may be deemed a beneficial owner. Also includes 188,624 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 1,444 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.

(3) Includes 6,200 shares of Common Stock that are issuable upon the exercise of currently exercisable options.

(4) Includes 12,681 shares of Common Stock that are issuable upon the exercise of currently exercisable options and 381 shares of Common Stock that are issuable upon the exercise of options exercisable within 60 days.

(5) Includes 27,125 shares of Common Stock that are issuable upon the exercise of currently exercisable options.

(6) Consists of 2,500 shares of Common Stock that are issuable upon the exercise of currently exercisable options.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act) is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

      Since its inception, the Company has acquired through arm's length transactions a significant portion of its finished personal care products, particularly in its Aromatics line, from Randall International, the President and majority shareholder of which, William B. Randall, was a member of the Company's Board of Directors from 1990 to March 1999. The cost of products purchased from Randall International by the Company in fiscal 1999 was approximately $799,000. These purchases represented approximately 4.8% of the Company's total purchases for such year.

      The Company is a party to an amended employment agreement with Michael W. Luce that provided, among other things, for his resignation as President effective January 19, 1999 and for his continued service as a member of the Board of Directors for a period of at least one year. In return, the agreement calls for severance payments equaling $131,000. Severance payments were to be made in three installments, with $66,000 due on January 19, 1999, and $32,500 due on each of April 19 and July 19, 1999. Under the agreement, in the event the Company failed to make any required payment when due, Mr. Luce would be entitled to severance totaling $260,000, less any amounts already paid. The Company made the first installment payment of $66,000 but did not make the second payment of $32,500 when due on April 19, 1999. On April 20, 1999, the Petition Date of the Company's bankruptcy filing, Mr. Luce made written demand for immediate payment of $194,000. Under the agreement, Mr. Luce's stock options continue to vest as though he were an employee of the Company. Under the amended agreement, Mr. Luce is no longer bound by prior noncompetition provisions.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K -

      (a)   The following documents are filed as part of this Report:

      1.    FINANCIAL STATEMENTS:

                                                                                               PAGE
                                                                                               ----
            -     Report of Arthur Andersen LLP, Independent Public Accountants...........      F-2

            -     Balance Sheets - January 29, 2000 and January 30, 1999..................      F-3

            -     Statements of Operations - For the fiscal years ended January 29, 2000,
                  January 30, 1999 and January 31, 1998...................................      F-4

            -     Statements of Cash Flows - For the fiscal years ended January 29, 2000,
                  January 30, 1999 and January 31, 1998...................................      F-5

            -     Statements of Shareholders' Equity - For the fiscal years ended January
                  29, 2000, January 30, 1999 and January 31, 1998.........................      F-6

            -     Notes to Financial Statements...........................................      F-7

            -     Selected Quarterly Financial Data (Unaudited) - For the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 -
                  See Note (9) of Notes to Financial Statements...........................     F-13

      2.    FINANCIAL STATEMENT SCHEDULES:

            All schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

      3.    EXHIBITS:

            The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

      (b)   Reports on Form 8-K:

            No Report on Form 8-K was filed during the quarter ended January 29, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2000.


                                          GARDEN BOTANIKA, INC.



                                          By: /s/ William L. Lawrence, Jr.
                                             ----------------------------------
                                              President and Chief Executive
                                              Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 27, 2000, on behalf of the Registrant and in the capacities indicated.

              SIGNATURE                                TITLE
--------------------------------------------------------------------------------
   /s/ William L. Lawrence, Jr.           President, Chief Executive Officer
----------------------------------           and Chief Financial Officer
     William L. Lawrence, Jr.                  (Principal Executive and
                                                 Accounting Officers)

        /s/ Arlee J. Jensen               Director
----------------------------------
          Arlee J. Jensen


       /s/ George W. Newman               Director
----------------------------------
         George W. Newman


                              GARDEN BOTANIKA, INC.

                              -------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS:                                                                          PAGE
                                                                                               ----
            -     Report of Arthur Andersen LLP, Independent Public Accountants...........      F-2

            -     Balance Sheets - January 29, 2000 and January 30, 1999..................      F-3

            -     Statements of Operations - For the fiscal years ended January 29, 2000,
                  January 30, 1999 and January 31, 1998...................................      F-4

            -     Statements of Cash Flows - For the fiscal years ended January 29, 2000,
                  January 30, 1999 and January 31, 1998...................................      F-5

            -     Statements of Shareholders' Equity - For the fiscal years ended January
                  29, 2000, January 30, 1999 and January 31, 1998.........................      F-6

            -     Notes to Financial Statements...........................................      F-7

            -     Selected Quarterly Financial Data (Unaudited) - For the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 -
                  See Note (9) of Notes to Financial Statements...........................     F-13

FINANCIAL STATEMENT SCHEDULES:

                  All schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Garden Botanika, Inc.:

We have audited the accompanying balance sheets of Garden Botanika, Inc. (a Washington corporation) as of January 29, 2000 and January 30, 1999, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Botanika as of January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. In addition, as described in Note 1 to the accompanying financial statements, on April 20, 1999, the Company filed a voluntary petition for relief under Chapter XI of the U.S. Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Court and the Company's creditors, are also described in the accompanying financial statements. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Seattle, Washington
April 7, 2000

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                        JANUARY 29,    JANUARY 30,
                                                                           2000           1999
                                                                        -----------    -----------
                                                                       (amounts in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $  2,480       $  4,295
   Inventory liquidation receivable                                         2,382             --
   Inventories                                                              9,585         16,204
   Prepaid expenses:
     Rent                                                                     731          1,580
     Other                                                                  1,081          1,338
                                                                         --------       --------
       Total current assets                                                16,259         23,417

Property and equipment:
   Leasehold improvements                                                  19,450         23,920
   Furniture and equipment                                                  8,948         11,244
   Equipment under capital lease                                              261            261
                                                                         --------       --------
                                                                           28,659         35,425
   Less accumulated depreciation and amortization                         (16,041)       (16,754)
                                                                         --------       --------
     Net property and equipment                                            12,618         18,671

                                                                         --------       --------
       Total assets                                                      $ 28,877       $ 42,088
                                                                         ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Checks drawn in excess of bank balances                               $      0       $  1,522
   Accounts payable                                                         2,182          9,436
   Reserve for store closings                                                 547          1,327
   Accrued salaries, wages and benefits                                     1,113          1,890
   Accrued sales tax                                                          496            680
   Garden Club- deferred revenue                                            1,263          1,607
   Other                                                                      517          1,307
                                                                         --------       --------
       Total current liabilities                                            6,118         17,769

Liabilities subject to compromise                                          18,390             --
Deferred rent and other                                                     1,632          3,357
                                                                         --------       --------
       Total liabilities                                                   26,140         21,126

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                 --             --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding        98,693         98,633
   Accumulated deficit                                                    (95,956)       (77,671)
                                                                         --------       --------
       Total shareholders' equity                                           2,737         20,962

       Total liabilities & shareholders' equity                          $ 28,877       $ 42,088
                                                                         ========       ========

         The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     FISCAL YEAR ENDED
                                                        ---------------------------------------------
                                                         JANUARY 29,    JANUARY 30,       JANUARY 31,
                                                             2000            1999             1998
                                                        ------------    -----------       -----------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                                 $  69,884       $ 102,815       $ 114,591
Cost of sales (including buying and occupancy costs)         46,730          71,817          73,846
                                                          ---------       ---------       ---------
     Gross margin                                            23,154          30,998          40,745

Operating expenses:
   Stores and catalog                                        23,615          39,196          39,524
   General and administrative                                 7,623          12,021          10,919
Provision for store closing and impairment losses
     on long lived assets                                     8,397          27,400           5,800
Preopening and facility relocation expenses                      --             323             397
                                                          ---------       ---------       ---------
     Operating loss                                         (16,481)        (47,942)        (15,895)

Interest income, net                                           (219)            (92)            315
Reorganization charges                                       (1,585)             --              --
                                                          ---------       ---------       ---------
     Net loss                                             $ (18,285)      $ (48,034)      $ (15,580)
                                                          =========       =========       =========


Basic loss per share                                      $   (2.59)      $   (6.79)      $   (2.20)

Weighted average common shares, giving effect to the
   conversion of all preferred shares to common               7,069           7,069           7,069





   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                         (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                    $(18,285)      $(48,034)      $(15,580)
                                                               --------       --------       --------

   Adjustments to reconcile net loss to net cash used by
         operating activities:
     Depreciation and amortization                                3,703          8,135          7,869
     Loss on retirements, store closing and impairment            2,499         26,850          4,577
     Changes in assets and liabilities:
       Inventories                                                6,619          7,543         (4,807)
       Prepaid rent                                                 849             60           (402)
       Inventory liquidation receivable                          (2,382)            --             --
       Other assets                                                 257           (287)         1,490
       Accounts payable, accrued expenses and liabilities
         subject to comppromise                                   7,863            272         (2,084)
       Garden club- deferred revenue                               (344)         1,607             --
       Reserve for store closings                                  (780)            16          1,311
       Deferred rent and other                                   (1,725)           330            607
                                                               --------       --------       --------
        Total adjustments                                        16,559         44,526          8,561
                                                               --------       --------       --------
        Net cash used by operating activities                    (1,726)        (3,508)        (7,019)
                                                               --------       --------       --------

Cash flows from investing activities:
   Additions to property and equipment                             (149)        (1,401)       (14,161)
   Redemption (purchase) of short-term investments                   --             --         20,426
   Decrease (increase) in receivable from lessors                    --            550          2,083
                                                               --------       --------       --------
        Net cash used by investing activities                      (149)          (851)         8,348
                                                               --------       --------       --------

Cash flows from financing activities:
   Advances on note payable to bank                              30,208         36,180         16,325
   Payments on note payable to bank                             (30,208)       (36,180)       (16,325)
   Other                                                             60             60             60
                                                               --------       --------       --------
        Net cash provided by financing activities                    60             60             60
                                                               --------       --------       --------

(Decrease) increase in cash and cash equivalents, net            (1,815)        (4,299)         1,389
Cash and cash equivalents, beginning of period                    4,295          8,594          7,205
                                                               --------       --------       --------

Cash and cash equivalents, end of period                       $  2,480       $  4,295       $  8,594
                                                               ========       ========       ========

Supplemental disclosures:
   Cash paid for interest                                      $    130       $    157       $     92
   Cash paid for income taxes                                  $     --       $     --       $     --





   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                 PREFERRED STOCK            COMMON STOCK
                              --------------------       ------------------   ACCUMULATED
                               SHARES      AMOUNT        SHARES     AMOUNT      DEFICIT      TOTAL
                              -------     --------       ------    --------   -----------   --------
                                                        (AMOUNTS IN THOUSANDS)
Balance, February 1, 1997          --           --        7,069      98,513     (14,057)      84,456

   Deferred compensation           --           --           --          60          --           60
   Net loss                        --           --           --          --     (15,580)     (15,580)
                              -------     --------        -----    --------    --------     --------
Balance, January 31, 1998          --           --        7,069      98,573     (29,637)      68,936

   Deferred compensation                                                 60                       60
   Net loss                                                                     (48,034)     (48,034)
                              -------     --------        -----    --------    --------     --------
Balance, January 30, 1999          --           --        7,069      98,633     (77,671)      20,962

   Deferred compensation                                                 60                       60
   Net loss                                                                     (18,285)     (18,285)
                              -------     --------        -----    --------    --------     --------
Balance, January 29, 2000          --     $     --        7,069    $ 98,693    $(95,956)    $  2,737
                              =======     ========        =====    ========    ========     ========





   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 29, 2000

1.    ORGANIZATION

      Garden Botanika, Inc. (the "Company") was incorporated in the State of Washington in October 1989. The Company produces and markets proprietary, botanically based personal care products. These products are sold at retail in a chain of Company-owned and -operated specialty retail stores. As of January 29, 2000, Garden Botanika operated 109 retail locations in 29 states. An additional 39 retail locations not included in the above total were in liquidation and slated to be closed as of January 29, 2000.

      On April 20, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Western District of Washington. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations. Realization of its assets and liquidation of its liabilities at their recorded amounts is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. Because of the seasonality of its mall-based business, the Company has historically experienced net losses in the first three quarters of each fiscal year and expects that this pattern will continue in fiscal 2000.

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

   Inventory Liquidation Receivable

      In February 2000, the Company and its Creditors' Committee were granted the exclusive right to file a reorganization plan through March 1, 2001 on a joint basis. As a condition for this extension, the Company set aside for the benefit of its creditors proceeds of approximately $2.01 million from the liquidation of inventory at 37 store locations closed in the first quarter of fiscal 2000, which proceeds had not been received at the end of fiscal 1999 and are shown on the balance sheet as a receivable.

   Inventories

      Inventories are recorded at the lower of weighted average cost or net realizable value.


   Advertising

      The Company expenses the production cost of advertising the first time the advertising takes place, except for the costs of direct response advertising, which are capitalized and amortized over the expected period of future benefit. Direct response advertising consists primarily of catalog advertising expenses. The capitalized costs of such advertising are amortized over a maximum of 13 weeks following initial distribution of mail-order catalogs, based on historical direct response revenue flows. Under this policy, as of January 29, 2000 and January 30, 1999, respectively, $12,000 and $66,000 of advertising was reported as assets. Advertising expense was $4.01 million, $8.77 million and $7.93 million in fiscal years 1999, 1998 and 1997, respectively.

   Property and Equipment

      Property and equipment are stated at cost and include the costs of acquiring new store leases and leasehold improvements. Depreciation of equipment under capital leases, furniture and fixtures is provided using the straight-line method over estimated useful lives ranging from five to seven years. The costs of acquiring new store leases and the costs of leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the useful lives of the assets. Depreciation and amortization expense was $3.70 million, $8.13 million and $7.87 million, for fiscal years 1999, 1998 and 1997, respectively.

      In February 1998, the Company announced its intention to close approximately 12 under-performing stores during the coming year. A charge of $3.20 million was recorded as of January 31, 1998 to cover estimated asset writeoffs and closure expense. In addition, the Company performed an analysis of the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of the review, an additional charge of $2.60 million was recorded as of January 31, 1998.

      In fiscal year 1998, the Company closed 29 stores and recorded a provision for closing an additional 24 stores in the amount of $7.30 million. The provision represented $6.10 million to cover estimated asset writeoffs and $1.20 million for lease termination and other closure expenses. At the conclusion of the 1998 holiday season, the Company reviewed the asset values of individual stores in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, a charge of $20.10 million was recorded at the end of the fourth quarter of fiscal 1998 to recognize potential impairment of long-lived assets for 118 stores. This amount reduced property and equipment.

      In fiscal year 1999, the Company closed 104 stores and recorded a provision for closing an additional 39 stores in the amount of $8.39 million. The provision consisted of $2.70 million to cover to cover estimated asset writeoffs, $7.70 million for lease termination and other closure expenses offset by a credit of $2.01 million as a reduction of the deferred rent liability for stores closed and to be closed. All 39 of the additional stores identified for closure were closed in the first quarter of fiscal 2000. As of January 29, 2000 the Company has a liability for lease termination costs on the stores identified above in the amount of $8.70 million recorded as a liabilities subject to compromise on the balance sheet.. The carrying value of the long lived assets of the 104 stores closed in fiscal year 1999 was reduced under SFAS No. 121 in the fourth quarter of fiscal 1998 as impaired and were included in the $20.10 million charge described above.

   Preopening and Facility Relocation Costs

      Store preopening costs are expensed as incurred. The unamortized cost of leasehold improvements related to facilities to be remodeled and/or relocated are written off in the period in which the new lease is signed.

   Deferred Revenue

      The Company sells annual memberships in its Garden Club program, a discount-based customer loyalty program. Membership sales for the Garden Club are amortized on a straight-line basis over the course of twelve months. The Company deferred $1.26 million of revenue in fiscal year 1999. During fiscal year 1999, total Garden Club membership sales were $2.59 million and recorded revenue was $2.95 million.

   Liabilities Subject to Compromise

      Under the Bankruptcy Code, as a general matter, creditors' pre-petition claims are generally allowable against the Company in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. The Company has established reserves of $18.39 million approximating what the Company believes will be its liability, subject to compromise, under some of these claims.

   Deferred Rent

      The Company expenses rent on a straight-line basis over the life of the lease. During the initial years of a store lease, cash payments are typically less than the straight-line rent expense. The differential is recorded as deferred rent on the balance sheet. As a result of the store closures the deferred rent liability has been reduced by $2.01 million for stores closed and projected to be closed.

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

      For each of fiscal years 1999, 1998 and 1997, outstanding stock options and warrants to purchase common stock were excluded from the annual earnings per share calculation because their effect would have been anti-dilutive.

   Reclassifications

      Certain reclassifications have been reflected in the financial statements in order to conform prior years to the current year presentation.

3.    INVENTORIES

      Inventories at fiscal year-end were composed of the following ( in thousands):

                                                  1999         1998
                                                -------      -------
      Finished products held for sale ....      $ 5,961      $ 9,531
      Raw materials and components .......        3,624        6,673
                                                -------      -------
             Total inventories ...........      $ 9,585      $16,204

      Raw materials and component inventories have been reduced by a valuation reserve of $1.40 million to cover the estimated loss on disposition as a result of store closings and change in product lines.

4.    LEASES

      The Company is obligated under non-cancelable operating leases for its retail store outlets. Lease terms range from five to 12 years with options to renew at varying terms. The leases generally provide for contingent payments based upon a percentage of sales. Contingent payments were $21,000, $107,000 and $184,000 and rent expense was $10.02 million, $14.61 million and $14.99 million for fiscal years 1999, 1998 and 1997, respectively. Such leases are subject to ultimate assumption or rejection in the Chapter 11 Case.

      Future minimum rental payments under operating leases are (in thousands):

      FISCAL YEAR                                           AMOUNT
      ------------------------------------------------------------
        2000 ........................................        6,097
        2001 ........................................        6,129
        2002 ........................................        5,853
        2003 ........................................        4,870
        2004 ........................................        5,500
        Thereafter ..................................        7,025
                                                           -------
            Total future minimum rental payments ....      $35,474
                                                           =======


The Company has announced its intention to close an additional 39 stores during the first quarter of fiscal 2000. Minimal rental commitments for these stores have been excluded from the above table.

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

      In the third quarter of fiscal 1998, the Company began borrowing under the Foothill Loan to meet operating expenses and, subsequently, to build up inventory levels for the holiday season. The maximum amount borrowed during this time was $6.0 million and the interest rate on all borrowings was 9.75%. All borrowings were repaid during December. Due to its fourth quarter loss, the Company was in violation of the EBITDA covenant at January 30, 1999. The Company negotiated a reduction in the early termination fee and, on April 14, 1999, terminated the Foothill Loan with a payment of $125,000.

      On April 23, 1999, the Company entered a Loan and Security Agreement with BankBoston (the "DIP Facility"), which is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory during the course of the Chapter 11 Case. The DIP Facility which was amended in the first quarter of 2000, consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of eligible inventory or 80% of the net liquidation value, except that, for the period from September 15 to December 15, the borrowing base is calculated as 90% of eligible inventory. A cash set-aside for the benefit of creditors of approximately $2.0 million is also part of the borrowing base. The facility expires on the earlier of April 23, 2001 or the Company's emergence from bankruptcy. The DIP Facility, which is secured by the assets of the Company, bears interest at BankBoston's prime lending rate plus one percent (1.0%). The Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from month to month.

      In the third quarter of fiscal 1999, the Company began borrowings under the DIP facility to meet operating expenses and, subsequently, to build up inventory levels for the holiday season. The maximum amount borrowed during this time was $5.98 million and the interest rate on all borrowings ranged from 9.25% to 9.5%. All borrowings were repaid during December. Management believes it is in compliance with all covenants as of January 29, 2000.

      During fiscal years 1998, 1997 and 1996, the Company incurred interest expense of $130,000, $170,000 and $321,000, respectively.

6.    INCOME TAXES

      The components of the Company's deferred tax accounts at fiscal year-end, assuming a 35% statutory tax rate, were as follows (in thousands):

                                                     1999          1998
                                                  -----------------------
      Net operating loss carryforward ......      $ 28,847       $ 17,000
      Depreciation .........................        (2,105)        (1,700)
      Inventory ............................           411            270
      Deferred rent ........................           556          1,150
      Reserves not currently deductible ....         7,428         10,100
      Other ................................           226            226
      Valuation allowance ..................       (35,363)       (27,046)
                                                  -----------------------
         Net deferred taxes ................      $     --       $     --
                                                  =======================

      The Company has established a valuation allowance because the net deferred tax asset does not meet the recognition criteria established by SFAS No. 109. Deferred state taxes are not material.

      The Company's net operating loss carryforward begins to expire in 2005.

7.    SHAREHOLDERS' EQUITY

   Stock Compensation Plans

      At January 29, 2000, the Company had two stock-based compensation plans (the 1992 Plan and the 1996 Plan, each as described below). The Company had also made an option grant outside these plans (the "IBC Options" as described below). The Company applies Accounting Principles Board Opinion No. 25 in accounting for these fixed stock option plans and the non-plan grant. Accordingly, with the exception of the IBC Options (which were granted at an exercise price below the current market value, thereby requiring recognition of compensation expense as described below), no related compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for options awarded under the 1992 Plan, the 1996 Plan and the IBC Options, consistent with the method of SFAS No. 123, the Company's fiscal 1999, 1998 and 1997 reported net losses and basic losses per share would have been increased to the amounts indicated below:

                                                                   1999        1998         1997
                                  -----------------------------------------------------------------
      Net loss (in thousands)...  As reported................    $(18,285)   $(48,034)    $(15,580)
                                  Pro forma SFAS No. 123.....    $(19,154)   $(49,272)    $(17,427)

      Basic loss per share......  As reported................      $(2.58)     $(6.79)      $(2.20)
                                  Pro forma SFAS No. 123.....      $(2.71)     $(6.97)      $(2.47)

      As specified by SFAS No. 123, the fair value of each fiscal 1995 and subsequent option grant was estimated, by optionee group, as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions ( Information for fiscal 1999 not presented as no options were granted in that year):

                                            1998                  1997
                                     -----------------------------------------

                                            1998                  1997
                                     -----------------------------------------
      Risk-free interest rate ....          6.40%             6.35% to 6.44%
      Expected life ..............   3 years to 8 years     6 years to 8 years
      Dividend rate ..............           0%                     0%
      Expected volatility ........          140%                   90%

      The Company's two fixed stock option plans are: (i) the 1992 Combined Incentive and Non-Qualified Stock Option Plan (the "1992 Plan") and (ii) the 1996 Directors' Non-Qualified Stock Option Plan (the "1996 Plan"). Under the terms of the 1992 Plan, as amended at the 1997 Annual Meeting of Shareholders, incentive or non-qualified stock options to purchase 1,089,038 shares of the Company's Common Stock may be granted to employees, directors, consultants and independent contractors of the Company. The exercise price of incentive stock options may not be less than 100% of fair market value at the date of grant, while the exercise price of non-qualified stock options may be greater than or less than fair market value. Substantially all options outstanding at January 29, 2000 vest on schedules of four to five years and terminate after 10 years and two days. At that date, 355,087 shares were available for future grant under the amended 1992 Plan.

      Under the terms of the 1996 Plan, non-qualified stock options to purchase 63,561 shares of the Company's Common Stock may be granted to members of the Company's board of directors. The 1996 Plan provides that each non-employee director of the Company will automatically be granted an option to purchase 1,271 shares of Common Stock upon election or appointment to the board of directors and thereafter at each annual meeting of the board of directors for so long as the individual continues to serve as a director of the Company. The exercise price of these options must equal the fair market value of the Company's Common Stock at the date of grant. Options granted under the 1996 Plan vest monthly over a one-year period and terminate after 10 years and two days. No options were granted under this plan during fiscal 1998. At January 29, 2000, 59,748 shares were available for future grant under the 1996 Plan.

      As part of the agreement for the 1995 purchase of IBC, an owner of IBC became Vice President -- Research and Product Development of the Company. In connection with his employment, this individual was granted options to purchase 25,424 shares of the Company's Common Stock at an exercise price of $1.97 per share (the "IBC Options"). In connection with the issuance of these options, the Company recorded $300,000 of deferred compensation expense, which is being amortized over the five-year option vesting period. The IBC Options terminate after 10 years and two days. At January 29, 1999, 20,339 of these options were exercisable.

      A summary of the transactions and balances relating to the Company's two fixed stock option plans (the 1992 Plan and the 1996 Plan) during fiscal years 1999, 1998 and 1997 is presented below:

                                               1999                   1998                    1997
                                       -------------------------------------------------------------------
                                                  EXERCISE                 EXERCISE               EXERCISE
                                        SHARES    PRICE(1)     SHARES      PRICE(1)    SHARES     PRICE(1)
                                       -------------------------------------------------------------------
Outstanding, beginning
  of year .......................       730,216     $7.65      839,718      $8.61      273,333     $11.16
Previously granted options
  brought under 1992 Plan by
  shareholder approval ..........                                                      447,735     $ 8.63
Granted .........................                              155,000      $4.58      283,223     $ 6.13
Exercised
Canceled ........................      (119,361)    $7.82     (264,502)     $8.91     (164,573)    $ 8.61
                                       --------               --------                --------
Outstanding, end of year ........       610,855      7.62      730,216      $7.65      839,718     $ 8.61
                                       ========               ========                ========
Exercisable, end of year ........       358,912                290,442                 225,503
Weighted average fair value
  of options granted during
  year ..........................                                $1.51                   $5.03

--------------
(1)   Weighted average

The following table summarizes information regarding all fixed stock options outstanding at January 29, 2000:

                          OPTIONS OUTSTANDING
                   ---------------------------------       OPTIONS EXERCISABLE
   RANGE OF                     REMAINING                 ---------------------

                          OPTIONS OUTSTANDING
                   ---------------------------------       OPTIONS EXERCISABLE
   RANGE OF                     REMAINING                 ---------------------
   EXERCISE                    CONTRACTUAL  EXERCISE                   EXERCISE
    PRICES         NUMBER        LIFE(1)    PRICE(1)      NUMBER       PRICE(1)
-------------------------------------------------------------------------------
$1.97 to $2.00      75,424      7.3 years    $1.99         57,839       $1.99
$4.00 to $9.83     500,660      6.9 years    $7.43        276,254       $8.11
    $13.77          60,195      5.0 years   $13.77         45,152      $13.77
                  --------                                -------
$1.97 to $13.77    636,279      6.8 years    $7.39        379,245       $7.78
                  ========                                =======

--------------
(1)   Weighted average

8.      RELATED PARTY TRANSACTIONS

      Approximately 5%, 9% and 12% of merchandise purchases during fiscal years 1999, 1998 and 1997, respectively, were from a supplier whose president was a director of the Company. As of January 30, 1999, $141,000 was payable to this supplier and was included in accounts payable on the balance sheet.

9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   WEIGHTED      BASIC
                                                          NET       AVERAGE     EARNINGS
                                  NET       GROSS       INCOME      COMMON    (LOSS) PER
                                 SALES(1)  MARGIN(1)   (LOSS)(1)   SHARES(1)    SHARE(2)
        --------------------------------------------------------------------------------
FISCAL 1999
 First quarter.............       $17,939    $5,714    $(10,478)     7,069      $(1.48)
 Second quarter............       $13,477    $4,688    $ (1,938)     7,069      $(0.27)
 Third quarter.............       $12,718    $4,508    $ (4,789)     7,069      $(0.68)
 Fourth quarter............       $25,750    $9,644    $ (1,080)     7,069      $(0.15)

FISCAL 1998
 First quarter.............       $21,705    $6,110    $ (4,997)     7,069      $(0.71)
 Second quarter............       $20,862    $4,917    $(10,173)     7,069      $(1.44)
 Third quarter.............       $26,669    $5,901    $ (5,812)     7,069      $(0.82)
 Fourth quarter............       $39,579   $14,010    $(27,052)     7,069      $(3.82)

FISCAL 1997
 First quarter.............       $23,918    $8,736    $ (3,225)     7,069      $(0.46)
 Second quarter............       $24,873    $8,075    $ (4,162)     7,069      $(0.59)
 Third quarter.............       $21,284    $5,695    $ (5,918)     7,069      $(0.84)
 Fourth quarter............       $44,516   $18,239    $ (2,275)     7,069      $(0.32)

--------------
(1)   In thousands.

(2)   Interim per share amounts may not accumulate to annual amounts.

                                    EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
---------------------------------------------------------------------------------------------------
 3.3*        --  Eighth Restated Articles of Incorporation.

 3.4*        --  Amended and Restated Bylaws.

 4.1*        --  Specimen Common Stock Certificate.

 4.2         --  See Articles 4.2, 5 and 6 of Exhibit 3.1 and Articles 3 and 7 of Exhibit 3.4
                 which confirm certain rights of holders of Common Stock.

10.1*        --  Employment Agreement by and between Garden Botanika, Inc. (formerly known as
                 American Body Care, Inc.) and Michael Luce, dated January 1, 1990.

10.2*        --  Employment Agreement by and between Garden Botanika, Inc. and Jeffrey Mason, dated November 18, 1994.

10.3*        --  Hardware Purchase and Software License Agreement by and between Garden
                 Botanika, Inc. (formerly known as American Body Care, Inc.) and STS Systems,
                 Ltd., dated June 22, 1990.

10.3A*       --  Addendum 65 to Hardware Purchase and Software License Agreement by and between
                 Garden Botanika, Inc. and STS Systems, Ltd., dated June 22, 1990.

10.4*        --  Equipment Maintenance Agreement by and between Garden Botanika, Inc. (formerly known as American Body Care, Inc.) and STS Systems, Ltd. dated June 22, 1990.

10.5*        --  Software Maintenance Agreement by and between Garden Botanika, Inc. (formerly known as American Body Care, Inc.) and STS Systems, Ltd., dated June 22, 1990.

10.6*        --  Credit Agreement by and among U.S. Bank of Washington, National Association and Garden Botanika, Inc. and Garden Botanika Direct, Inc., dated November 30,
                 1995.

10.7*        --  Revolving Note in the amount of $5,000,000 dated November 30, 1995 in favor of
                 U.S. Bank of Washington, National Association.

10.8*        --  Bridge Note in the amount of $4,000,000 dated November 30, 1995 in favor of
                 U.S. Bank of Washington, National Association.

10.9*        --  Security Agreement dated November 30, 1995 by and between Garden Botanika,
                 Inc. and U.S. Bank of Washington, National Association.

10.10*       --  Distribution Agreement by and between Garden Botanika, Inc. and Essential
                 Amenities, Inc., dated November 2, 1995.

10.11*       --  Corporate Headquarters lease agreement by and between Westpark "P" Limited
                 Partnership and

                 Garden Botanika, Inc., dated October 8, 1992, as amended.

10.12*       --  Corporate Headquarters expansion lease agreement by and between Teachers
                 Insurance & Annuity Association and Garden Botanika, Inc., dated September 27,
                 1995.

10.13*       --  Ontario Distribution Facility lease agreement by and between Grumet-Goodrich
                 Corporation and Garden Botanika, Inc., dated December 16, 1992.

10.14*       --  Fontana Distribution Facility lease agreement by and between the Tuffli
                 Company and Garden Botanika, Inc., dated June 29, 1995.

10.15*       --  Garden Botanika, Inc. 1992 Combined Incentive and Nonqualified Stock Option
                 Plan (as amended through October 30, 1995).

10.16*       --  1996 Directors' Nonqualified Stock Option Plan.

10.17*       --  Stock Option Agreement and Payment Obligation by and between Garden Botanika,
                 Inc. and Jeffrey Mason, dated January 4, 1995.

10.18*       --  Option and Severance Agreement by and between Garden Botanika, Inc. and John
                 Garruto, dated October 30, 1995.

10.19*       --  Warrant to Purchase 1,740 Shares of Common Stock, dated September 20, 1993, held by DLJ First ESC L.L.C.

10.20*       --  Warrant to Purchase 166 Shares of Common Stock, dated September 20, 1993, held by DLJ Capital Corporation.

10.21*       --  Warrant to Purchase 21,817 Shares of Common Stock, dated September 20, 1993, held by DLJ Capital Corporation.

10.22*       --  Asset Purchase and Sale Agreement by and among Garden Botanika, Inc.,
                 Innovative Biosciences Corporation and its Shareholders, dated September 19,
                 1995, as amended by Amendment Number 1 to Asset Purchase and Sale Agreement
                 dated October 30, 1995.

10.23*       --  Amended and Restated Investors Rights Agreement, by and among certain
                 Investors and Garden Botanika, Inc., dated November 1, 1995, as amended.

10.24*       --  Standard Industrial Lease, between William D. Vogel and Garden Botanika, Inc., dated February 21, 1996.

10.24A**     --  Form of Standard Industrial Lease, between William D. Vogel and Garden
                 Botanika, Inc., dated April 14, 1997.

10.25*       --  Corporate Headquarters Expansion Lease Agreement by and between Persis
                 Corporation and Garden Botanika, Inc., dated March 29, 1996.

10.26*       --  U.S. Bank waiver letter, dated March 27, 1996.

10.27*       --  U.S. Bank borrowing base amendment letter, dated April 11, 1996.

10.28***         -- Letter of Understanding to Purchase by Garden Botanika from
                 Momentis of System Development and Maintenance Services dated
                 March 28, 1996.

10.29***     --  Distribution Agreement with Hunter Packaging Ltd. dated October 20, 1997.

10.30***     --  License and Distribution Agreement with Hunter Packaging Ltd. dated March 19,
                 1998.

10.31***     --  Commitment Letter with Foothill Capital Corporation dated April 2, 1998, as amended.

10.32***     --  Loan and Security Agreement with Foothill Capital Corporation dated as of
                 April 29, 1998.

10.33****    --  Second Amendment to Employment Agreement with Michael W. Luce dated January
                 19, 1999.

10.34****    --  Loan and Security Agreement with BankBoston dated April 22, 1999.

10.35        --  Second Modification Agreement with Fleet Retail Finance Inc. f/k/a BankBoston
                 Retail Finance Inc. dated April 26, 2000.

11           --  Calculation of Earnings Per Common and Common Equivalent Share

23.1         --  Consent of Independent Auditor.

27.1         --  Financial Data Schedule

99.1*        --  Donaldson, Lufkin & Jenrette Securities Corporation question and answer materials and related documents

99.2****         Press Release dated April 20, 1999 announcing bankruptcy filing

--------------
* Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-1744) as declared effective May 22, 1996.

** Incorporated by reference to exhibits filed with Registrant's Report on Form 10-K for fiscal 1996, as filed April 18, 1997.

*** Incorporated by reference to exhibits filed with Registrant's Report on Form 10-K/A for fiscal 1997, as filed May 29, 1998.

**** Incorporated by reference to exhibits filed with Registrant's Report on Form 8-K for fiscal 1996, as filed May 3, 1999.