Form 10-Q
period 2000-04-29
GARDEN BOTANIKA INC
filed 2000-06-13
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED April 29, 2000


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

THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT April 29, 2000.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                          PAGE
PART I - FINANCIAL INFORMATION .....................................       3

        ITEM 1 - FINANCIAL STATEMENTS...............................       3

               Balance Sheets ......................................      10

               Statements of Operations ............................      11

               Statements of Cash Flows ............................      12

               Notes to Financial Statements .......................      13


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS .....................................       3


PART II - OTHER INFORMATION ........................................       6

        ITEM 1 - LEGAL PROCEEDINGS .................................       6

        ITEM 2 - CHANGES IN SECURITIES .............................       7

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...................       7

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS       7

        ITEM 5 - OTHER INFORMATION .................................       7

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................       8

               Exhibit 11 - Calculation of Earnings Per Common and
               Common Equivalent Share .............................      15

PART I - FINANCIAL INFORMATION:



ITEM 1 -     FINANCIAL STATEMENTS -
---------------------------------

        The unaudited balance sheet as of April 29, 2000, audited balance sheet as of January 29, 2000 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the three-month periods ended April 29, 2000 and May 1, 1999 are attached. Notes to the unaudited financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

        This discussion should be read in conjunction with the "Management's Discussion and Analysis" section included in the Company's Annual Report on Form 10-K dated April 28, 2000, which has previously been filed with the Securities and Exchange Commission.

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

        The Company had 109 stores in operation at April 29, 2000 compared to 150 stores at May 1, 1999 and 148 stores at January 29, 2000. The average age of the Company's stores at April 29, 2000 was 63 months.

        The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

        RESULTS OF OPERATIONS -

        (a) COMPARISON OF THE QUARTERLY PERIODS ENDED APRIL 29, 2000 AND MAY 1, 1999.

        Net Sales. Net sales for the first quarter of fiscal 2000 were $10.9 million, compared to net sales of $17.9 million for the comparable prior period, a decrease of 39%. Store net sales decreased $7.2 million, or 45%, during the quarter, primarily due to the decrease in the number of stores, combined with a 9% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). The 9% decrease in comparable store sales for the quarter was driven by decreases of 3% in February, 16% in March and 6% in April. In the first quarter of fiscal 1999, comparable store sales decreased 12%, consisting of decreases of 16% in February, 8% in March and 14% in April. The Company's combined mail order and Internet sales decreased $248,000, or 36%, versus the comparable prior period. These decreases also included a decrease in revenue recorded on the sale of annual memberships in the Company's discount-based customer loyalty program. Membership sales are amortized over the course of twelve months, and the recorded revenue in the first quarter of fiscal year 2000 was $606,000 based on total membership sales of $448,000, compared to recorded revenue of $747,000 based on total membership sales of $624,000 in the comparable period of the prior year. During the first quarter of fiscal 2000, the Company recorded sales at wholesale primarily to the online retailer drugstore.com in the amount of $1.0 million. There were no sales at wholesale in the first quarter of fiscal 1999.

        Gross Margin. Gross margin improved as a percentage of net sales from 32% in the first quarter of fiscal 1999 to 36% in the first quarter of fiscal 2000. This increase primarily reflects the impact of the closure of poorly performing stores with lower average margins than the Company's store base at the period end. The dollar amount of gross margin decreased by $1.8 million, or 31%, primarily as a result of the decrease in customer transactions due to the closure of stores.

        Operating Expenses.

             Stores and Catalog. The dollar amount of store and catalog expenses, including distribution, decreased by $3.9 million, or 52%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses decreased to 34% from 43% in the first quarter of fiscal 1999, primarily due to the leveraging impact of the higher average sales of the Company's continuing store base, the reductions in advertising and the lower operating expense of sales at wholesale.

             General and Administrative. The dollar amount of general and administrative expenses decreased by $681,000, or 32%, from the comparable prior period, primarily reflecting the corporate expense reductions implemented beginning in February of 1999 through reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses were 13% in the first quarter of fiscal 2000 and 12% in the comparable prior period.

             Provision for Store Closing. During the first quarter of fiscal 1999, the Company recorded a provision for store closure of $6.6 million to cover the estimated lease termination and other store exit costs associated with the closure of 95 poorly performing retail store locations and the rejection of leases in connection with the Company's reorganization plans. This amount was offset by approximately $1.1 million in deferred rent liability for the 95 rejected leases that had previously been recorded on the balance sheet. During the first quarter of fiscal 2000, the Company closed 39 stores. Substantially all costs associated with these closings were provided prior to the first quarter of fiscal 2000.

        Operating Loss. For the reasons explained above, the Company's operating loss decreased 86%, from $9.6 million to $1.3 million, in the respective quarters. As a percentage of net sales, the first quarter operating loss decreased to 12% from 54% in the comparable prior period.

        Interest Income (Expense), Net. Net interest income during the first quarter of fiscal 2000 was $36,000, or 0.3% of net sales, compared to net interest expense of $43,000, or 0.2% of net sales, during the comparable prior period.

        Reorganization Charges. During the quarter ended April 29, 2000, the Company incurred certain costs relating to the Chapter 11 bankruptcy proceedings. These costs include legal and other professional fees through the end of the first quarter in the amount of approximately $375,000, compared to approximately $800,000 in the prior fiscal quarter.

        Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the first quarter of either fiscal 2000 or fiscal 1999.

        Net Loss and Per Share Data. The Company's net loss decreased 85% from $10.5 million, or $1.48 per share, during the first quarter of fiscal 1999 to $1.6 million, or $0.23 per share, during the first quarter of fiscal 2000. The absolute dollar decrease in net loss was due to the factors discussed above.

        LIQUIDITY AND CAPITAL RESOURCES -

        On April 23, 1999, the Company entered a Loan and Security Agreement (the "DIP Facility") with BankBoston Retail Finance Inc., which has since been succeeded by Fleet Retail Finance Inc. ("Fleet"). The DIP Facility is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory during the course of the Chapter 11 Case. The DIP Facility, which was amended in the first quarter of fiscal 2000, consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of eligible inventory or 80% of the net liquidation value, except that, for the period from September 15 to December 15, the borrowing base is calculated as 90% of eligible inventory. A cash set-aside for the benefit of creditors of approximately $2.0 million is also a part of the borrowing base. The facility expires on the earlier of April 23, 2001 or the Company's emergence from bankruptcy. The DIP Facility, which is secured by the assets of the Company, bears interest at Fleet's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. The Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from month to month.

The DIP Facility also contains restrictive covenants including, among other things, the maintenance of inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. Excess availability under the DIP Facility as of June 8, 2000 was $3.4 million. As of June 8, 2000, the Company had made no borrowings under the DIP Facility.

        The Company funded its net cash loss of $843,000 (net loss before depreciation and amortization) in the first quarter of fiscal 2000 primarily with a reduction in inventory levels and accounts receivable, net of accounts payable and reductions to accrued liabilities, of $1.9 million. While the Company did not access the DIP Facility during the first quarter of fiscal 2000, it expects to do so in the second or third quarter of the year to build inventory in preparation for the holiday season and fund current operations.

        The Company believes that its cash balance at the end of the first quarter of fiscal 2000, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 2000. The Company's uses of capital for the remainder of fiscal 2000 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining its stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store, which is in addition to the raw materials and components held at the Company's manufacturing facility and at suppliers. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

        (a)  Exhibits:

      EXHIBIT
      NUMBER   DESCRIPTION

        11     Calculation of Earnings Per Common and Common Equivalent Share


        (b)  Reports on Form 8-K:

           No reports on Form 8-K were filed during the first quarter of fiscal 2000.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GARDEN BOTANIKA, INC.
                                        -------------------------------------
                                        Registrant


June 12, 2000                           /s/ William L. Lawrence, Jr.
----------------------                  -------------------------------------
Date                                    William L. Lawrence, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive, Financial and
                                        Accounting Officer)

                                       BALANCE SHEETS

                                                                       (Unaudited)
                                                                          29-Apr         29-Jan
                                                                           2000           2000
                                                                       -----------      --------
                                                                       (amounts in thousands)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                             $  2,133       $  2,480
   Inventory liquidation receivable                                         1,207          2,382
   Inventories                                                              8,868          9,585
   Prepaid expenses:
     Rent                                                                     794            731
     Other                                                                  1,375          1,081
                                                                         --------       --------
       Total current assets                                                14,377         16,259

Property and equipment:
   Leasehold improvements                                                  19,450         19,450
   Furniture and equipment                                                  9,029          8,948
   Equipment under capital lease                                              261            261
                                                                         --------       --------
                                                                           28,740         28,659
   Less accumulated depreciation and amortization                         (16,796)       (16,041)
                                                                         --------       --------
     Net property and equipment                                            11,944         12,618
                                                                         --------       --------
       Total assets                                                      $ 26,321       $ 28,877
                                                                         ========       ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  2,112       $  2,182
   Reserve for store closing                                                  355            547
   Accrued salaries, wages and benefits                                     1,046          1,113
   Accrued sales tax                                                          265            496
   Garden Club- deferred revenue                                            1,099          1,263
   Other                                                                      250            517
                                                                         --------       --------
       Total current liabilities                                            5,127          6,118

Liabilities subject to compromise                                          18,390         18,390
Deferred rent and other                                                     1,650          1,632
                                                                         --------       --------
       Total liabilities                                                   25,167         26,140

Commitments
Shareholders' equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                  -              -
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding        98,708         98,693
   Accumulated deficit                                                    (97,554)       (95,956)
                                                                         --------       --------
       Total shareholders' equity                                           1,154          2,737
                                                                         --------       --------
       Total liabilities & shareholders' equity                          $ 26,321       $ 28,877
                                                                         ========       ========

   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                             STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                (UNAUDITED)
                                                               QUARTER ENDED
                                                          -----------------------
                                                           29-APR         01-MAY
                                                            2000           1999
                                                          --------       --------
Net sales                                                 $ 10,946       $ 17,939
Cost of sales (including buying and occupancy costs)         6,991         12,225
                                                          --------       --------
     Gross margin                                            3,955          5,714

Operating expenses:
   Stores and catalog                                        3,742          7,716
   General and administrative                                1,472          2,153
Provision for store closing                                      -          5,480
Preopening and facility relocation expenses                      -              -
                                                          --------       --------
     Operating loss                                         (1,259)        (9,635)

Interest income (expense), net                                  36            (43)
Reorganization charges                                        (375)          (800)
                                                          --------       --------
     Net loss                                             $ (1,598)      $(10,478)
                                                          ========       ========

Net loss per share                                        $  (0.23)      $  (1.48)

Weighted average common and common equivalent shares         7,069          7,069






    The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                  (UNAUDITED)
                                                                              THREE MONTHS ENDED
                                                                            ------------------------
                                                                             29-APR         01-MAY
                                                                              2000           1999
                                                                            --------       --------
Cash flows from operating activities:
   Net loss                                                                 $ (1,598)      $(10,478)
                                                                            --------       --------

   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation and amortization                                             755            910
       Changes in assets and liabilities:
         Inventories                                                             717          4,464
         Inventory liquidation receivable                                      1,175         (2,663)
         Prepaid rent  and other assets                                         (357)           930
         Accounts payable, accrued expenses and liabilities
           subject to compromise                                                (991)         5,023
         Deferred rent and other                                                  33         (1,072)
                                                                            --------       --------
        Total adjustments                                                      1,332          7,592
                                                                            --------       --------
        Net cash used by operating activities                                   (266)        (2,886)
                                                                            --------       --------
Cash flows from investing activities:
   Additions to property and equipment                                           (81)             -
                                                                            --------       --------
        Net cash used by investing activities                                    (81)             -
                                                                            --------       --------
(Decrease) increase in cash and cash equivalents                                (347)        (2,886)
Cash and cash equivalents, beginning of period                                 2,480          4,295
                                                                            --------       --------
Cash and cash equivalents, end of period                                    $  2,133       $  1,409
                                                                            ========       ========





   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 29, 2000 (UNAUDITED)
-----------------------------------------------


1. The accompanying unaudited financial statements include the accounts of Garden Botanika, Inc. (the "Company"), a Washington corporation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K dated April 28, 2000, which has previously been filed with the Securities and Exchange Commission.

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

3. The results of operations for the quarterly period ended April 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 37% to 39% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

4. In fiscal 1999, the Company closed 104 stores and recorded a provision for closing an additional 39 stores in the amount of $8.4 million The provision consisted of $2.7 million to cover estimated asset writeoffs, $7.7 million for lease termination and other closure expenses offset by a credit of $2.0 million as a reduction of the deferred rent liability for stores closed and to be closed. All 39 of the additional stores identified for closure were closed in the first quarter of fiscal 2000.

As of April 29, 2000, the Company has a liability for lease termination costs on the stores identified above in the amount of $8.7 million recorded as liabilities subject to compromise on the balance sheet. The carrying value of the long-lived assets of the 104 stores closed in fiscal year 1999 was reduced under SFAS No. 121 in the fourth quarter of fiscal 1998 as impaired.

5. In the Chapter 11 case, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the bankruptcy court after submission to any required vote by the affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated and classified as liabilities subject to compromise in the accompanying balance sheet. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and are not presently determinable. Included in liabilities subject to compromise as of April 29, 2000 are pre-petition accounts payable of $9.7 million and estimated lease termination costs of $8.7 million.