Form 10-Q
period 2000-07-29
GARDEN BOTANIKA INC
filed 2000-09-11
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES _ NO X -

THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT JULY 29, 2000.

                              GARDEN BOTANIKA, INC.

                               INDEX TO FORM 10-Q


                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION                                                     3
                              ---------------------------------------------------

        ITEM 1 -    FINANCIAL STATEMENTS                                           3
                                        -----------------------------------------

               Balance Sheets                                                     11
                             ----------------------------------------------------

               Statements of Operations                                           12
                                       ------------------------------------------

               Statements of Cash Flows                                           13
                                       ------------------------------------------

               Notes to Financial Statements                                      14
                                            -------------------------------------


        ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                    3
                              ---------------------------------------------------


PART II - OTHER INFORMATION                                                       8
                           ------------------------------------------------------

        ITEM 1 - LEGAL PROCEEDINGS                                                8
                                  -----------------------------------------------

        ITEM 2 - CHANGES IN SECURITIES                                            8
                                      -------------------------------------------

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  9
                                                ---------------------------------

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS              9
                                                                    -------------

        ITEM 5 - OTHER INFORMATION                                                9
                                  -----------------------------------------------

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 9
                                                 --------------------------------

               Exhibit 27.1 - Financial Data Schedule
                                                     ----------------------------

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

       The unaudited balance sheet as of July 29, 2000, audited balance sheet as of January 29, 2000 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the six-month periods ended July 29, 2000 and July 31, 1999 are attached. Notes to the unaudited financial statements are also attached.


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

       The Company expects to reorganize under Chapter 11 and propose a reorganization plan that provides for emergence from bankruptcy at an appropriate time. Following the grant by the Bankruptcy Court of its request, Garden Botanika and its Creditors' Committee have been given the exclusive right to file a reorganization plan through March 1, 2001 on a joint basis (the "Exclusive Period"), provided that, if the Company were to file a non-consensual plan during the Exclusive Period, the Company's Creditors' Committee would have the right to file a competing plan. The Bankruptcy Court may also grant a further request to extend the Exclusive Period. There can be no assurance, however, that the Company will propose a plan in a timely fashion or that, if re-quested, the Bankruptcy Court will grant a further extension. After expiration of the Exclusive Period with any extensions, creditors of the Company and other parties-in-interest have the right to propose their own reorganization plans. Although management expects to file a reorganization plan that provides the means for satisfying claims and interests in the Company, there can be no assurance that a plan will be proposed or that, if proposed, it will be confirmed by the Bankruptcy Court or that, if confirmed, it will be consummated. At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effects on the Company's business.

       The Company had 109 stores in operation at July 29, 2000 compared to 149 stores at July 31, 1999 and 148 stores at January 29, 2000. The average age of the Company's stores at July 29, 2000 was 67 months.

       The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

       RESULTS OF OPERATIONS -

       (a) COMPARISON OF THE QUARTERLY PERIODS ENDED JULY 29, 2000 AND JULY 31, 1999.

       Net Sales. Net sales for the second quarter of fiscal 2000 were $10.0 million, compared to net sales of $13.5 million for the comparable prior period, a decrease of 26%. Store net sales decreased $3.3 million, or 28%, during the quarter, primarily due to the decrease in the number of stores, combined with an 11% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). The 11% decrease in comparable store sales for the quarter was driven by decreases of 15% in May, 7% in June and 11% in July. In the second quarter of fiscal 1999, comparable store sales decreased 9%, consisting of decreases of 8% in May, 11% in June and 9% in July. These decreases included a decrease in revenue recorded on the sale of annual memberships in the Company's discount-based customer loyalty program. Membership sales are amortized over the course of twelve months, and the recorded revenue in the second quarter of fiscal year 2000 was $580,000 consisting primarily of new membership sales of $422,000, compared to recorded revenue in the comparable period of the prior year of $753,000, consisting primarily of new membership sales of $591,000. The Company's combined mail order and Internet sales increased $45,000, or 7%, versus the comparable prior period. During the second quarter of fiscal 2000, the Company recorded sales at wholesale in the amount of $171,000. There were no sales at wholesale in the second quarter of fiscal 1999.

       Gross Margin. Gross margin decreased as a percentage of net sales from 35% in the second quarter of fiscal 1999 to 34% in the second quarter of fiscal 2000. This decrease primarily reflects the leveraging impact of fixed occupancy costs against lower average store volumes. The dollar amount of gross margin decreased by $1.2 million, or 26%, primarily as a result of the decrease in customer transactions due to the closure of stores.

       Operating Expenses.

       Stores and Catalog. Store and catalog expenses, including distribution, decreased by $979,000, or 21%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses increased to 37% in the second quarter of fiscal 2000, from 35% in the second quarter of fiscal 1999.

       General and Administrative. The dollar amount of general and administrative expenses decreased by $227,000, or 13%, from the comparable prior period. As a percentage of net sales, general and administrative expenses were 15% in the second quarter of fiscal 2000 and 13% in the comparable prior period.

       Operating Loss. For the reasons explained above, the Company's operating loss increased by $27,000 or 2%, to $1.8 million as compared to the second quarter of fiscal 1999. As a percentage of net sales, the second quarter operating loss increased to 18% from 13% in the comparable prior period.

       Interest Income (Expense), Net. Net interest expense during the second quarter of fiscal 2000 was $5,000, compared to net interest expense of $16,000 during the comparable prior period.

       Reorganization Charges. During the quarter ended July 29, 2000, the Company incurred certain costs relating to the Chapter 11 bankruptcy proceedings. These costs include legal and other professional fees for the second quarter in the amount of approximately $202,000, compared to approximately $132,000 in the prior fiscal quarter.

       Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the second quarter of either fiscal 2000 or fiscal 1999.

       Net Loss and Per Share Data. The Company's net loss increased $86,000 or 4% from $1.9 million, or $0.27 per share, during the second quarter of fiscal 1999 to $2.0 million, or $0.29 per share, during the second quarter of fiscal 2000. The dollar increase in net loss was due to the factors discussed above.

       (b) COMPARISON OF THE SIX-MONTH PERIODS ENDED JULY 29, 2000 AND JULY 31, 1999.

       Net Sales. Net sales for the six-month period ended July 29, 2000 were $21.0 million, compared to net sales of $31.4 million for the comparable prior period, a decrease of 33%. Store net sales decreased $10.5 million, or 38%, during the six months, primarily due to the decrease in the number of stores, combined with a 10% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). In the first six months of fiscal 1999, comparable store sales decreased 11%. These decreases also included a decrease in revenue recorded on the sale of annual memberships in the Company's discount-based customer loyalty program. Membership sales are amortized over the course of twelve months, and the recorded revenue in the first six months of fiscal year 2000 was $1.2 million consisting primarily of new membership sales of $869,000, compared to recorded revenue in the comparable period of the prior year of $1.5 million, consisting primarily of new membership sales of $1.2 million. The Company's combined mail order and Internet sales decreased $203,000, or 15%, versus the comparable prior period, based primarily on a planned reduction in the circulation of mailings in the first quarter of fiscal 2000. During the first half of fiscal 2000, the Company recorded sales at wholesale in the amount of $1.2 million primarily to the online retailer drugstore.com. There were no sales at wholesale in the first half of fiscal 1999.

       Gross Margin. Gross margin improved as a percentage of net sales from 33% in the first six months of fiscal 1999 to 35% in the first six months of fiscal 2000. This increase primarily reflects the impact of the closure of poorly performing stores with lower average margins than the Company's store base at the period end. The dollar amount of gross margin decreased by $2.9 million, or 29%, primarily as a result of the decrease in customer transactions due to the closure of stores.

       Operating Expenses.

              Stores and Catalog. Store and catalog expenses, including distribution, decreased by $5.0 million, or 40%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses decreased to 36% from 40% in the first six months of fiscal 1999, primarily due to the leveraging impact of the higher average sales of the Company's continuing store base, the reductions in advertising and the lower operating expense of sales at wholesale.

              General and Administrative. General and administrative expenses decreased by $908,000, or 23%, from the comparable prior period, primarily reflecting the corporate expense reductions implemented primarily in the first quarter of fiscal 1999 through reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses were 14% in the first six months of fiscal 2000 and 12% in the comparable prior period.

              Provision for Store Closing. During the first six months of fiscal 1999, the Company recorded a provision for store closure of $6.6 million to cover the estimated lease termination and other store exit costs associated with the closure of 95 poorly performing retail store locations and the rejection of leases in connection with the Company's reorganization plans. This amount was offset by approximately $1.1 million in deferred rent liability for the 95 rejected leases that had previously been recorded on the balance sheet. During the first six months of fiscal 2000, the Company closed 39 stores. Substantially all costs associated with these closings were provided prior to the first quarter of fiscal 2000.

       Operating Loss. For the reasons explained above, the Company's operating loss decreased 73%, from $11.4 million to $3.1 million, in the respective six-month periods. As a percentage of net sales, the first half operating loss decreased to 15% from 36% in the comparable prior period.

       Interest Income (Expense), Net. Net interest income during the first six months of fiscal 2000 was $31,000, or 0.2% of net sales, compared to net interest expense of $59,000, or 0.2% of net sales, during the comparable prior period.

       Reorganization Charges. During the six months ended July 29, 2000, the Company incurred certain costs relating to the Chapter 11 bankruptcy proceedings. These costs include legal and other professional fees through the end of the first half of fiscal 2000 in the amount of approximately $577,000, compared to approximately $932,000 in the prior fiscal period.

       Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the first six months of either fiscal 2000 or fiscal 1999.

       Net Loss and Per Share Data. The Company's net loss decreased 71% from $12.4 million, or $1.76 per share, during the first six months of fiscal 1999 to $3.6 million, or $0.51 per share, during the six months of fiscal 2000. The absolute dollar decrease in net loss was due to the factors discussed above.

       LIQUIDITY AND CAPITAL RESOURCES -

       On April 23, 1999, the Company entered a Loan and Security Agreement (the "DIP Facility") with BankBoston Retail Finance Inc., which has since been succeeded by Fleet Retail Finance Inc. ("Fleet"). The DIP Facility is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory during the course of the Chapter 11 Case. The DIP Facility, which was amended in the first quarter of fiscal 2000, consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of eligible inventory or 80% of the net liquidation value, except that, for the period from September 15 to December 15, the borrowing base is calculated as 90% of eligible inventory. A cash set-aside for the benefit of creditors of approximately $1.6 million is also a part of the borrowing base. The facility expires on the earlier of April 23, 2001 or the Company's emergence from bankruptcy. The DIP Facility, which is secured by the assets of the Company, bears interest at Fleet's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. The Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from month to month. The DIP Facility also contains restrictive covenants including, among other things, the mainte-nance of inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. Excess availability under the DIP Facility as of September 8, 2000 was $1.8 million. As of September 8, 2000, the Company had borrowed $2.7 million under the DIP Facility.

       The Company funded its net cash loss of $2.1 million (net loss before depreciation and amortization) in the first six months of fiscal 2000 primarily with existing cash of $2.4 million. While the Company did not access the DIP Facility during the second quarter of fiscal 2000, it did so in the third quarter of the year to build inventory in preparation for the holiday season and fund current operations.

       The Company believes that its cash balance at the end of the second quarter of fiscal 2000, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 2000. The Company's uses of capital for the remainder of fiscal 2000 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining its stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store, which is in addition to the raw materials and components held at the Company's manufacturing facility and at suppliers. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

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

       None

ITEM 5 - OTHER INFORMATION -

       None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

       (a) Exhibits:

      EXHIBIT
      NUMBER      DESCRIPTION
      -------     -----------
        27.1      Financial Data Schedule

        (b)       Reports on Form 8-K:

       No reports on Form 8-K were filed during the second quarter of fiscal
2000.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GARDEN BOTANIKA, INC.
                                  Registrant


September 11, 2000                /s/ William L. Lawrence, Jr.
------------------                ----------------------------------------------
Date                              William L. Lawrence, Jr.
                                  President and Chief Executive Officer
                                  (Principal Executive, Financial and Accounting
                                  Officer)

                              GARDEN BOTANIKA, INC.
                                 BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                          29-Jul         29-Jan
                                                                           2000           2000
                                                                       -----------      --------
                                                                          (amounts in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $    680       $  2,480
   Inventory liquidation receivable                                           650          2,382
   Inventories                                                              9,303          9,585
   Prepaid expenses:
     Rent                                                                     746            731
     Other                                                                  1,226          1,081
                                                                         --------       --------
       Total current assets                                                12,605         16,259

Property and equipment:
   Leasehold improvements                                                  19,450         19,450
   Furniture and equipment                                                  9,061          8,948
   Equipment under capital lease                                              261            261
                                                                         --------       --------
                                                                           28,772         28,659
   Less accumulated depreciation and amortization                         (17,525)       (16,041)
                                                                         --------       --------
     Net property and equipment                                            11,247         12,618

                                                                         --------       --------
       Total assets                                                      $ 23,852       $ 28,877
                                                                         ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  1,759       $  2,182
   Cash Overdraft                                                             799             --
   Reserve for store closing                                                  112            547
   Accrued salaries, wages and benefits                                       641          1,113
   Accrued sales tax                                                          214            496
   Garden Club- deferred revenue                                              941          1,263
   Other                                                                      158            517
                                                                         --------       --------
       Total current liabilities                                            4,624          6,118

Liabilities subject to compromise                                          18,390         18,390
Deferred rent and other                                                     1,692          1,632
                                                                         --------       --------
       Total liabilities                                                   24,706         26,140

Commitments Shareholders' (deficit) equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                 --             --
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding        98,723         98,693
   Accumulated deficit                                                    (99,577)       (95,956)
                                                                         --------       --------
       Total shareholders' (deficit) equity                                  (854)         2,737

                                                                         --------       --------
       Total liabilities & shareholders' (deficit)equity                 $ 23,852       $ 28,877
                                                                         ========       ========


   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                (UNAUDITED)                   (UNAUDITED)
                                                               QUARTER ENDED               SIX MONTHS ENDED
                                                          -----------------------       -----------------------
                                                           29-JUL         31-JUL         29-JUL         31-JUL
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Net sales                                                 $ 10,037       $ 13,477       $ 20,983       $ 31,416
Cost of sales (including buying and occupancy costs)         6,582          8,789         13,573         21,014
                                                          --------       --------       --------       --------
     Gross margin                                            3,455          4,688          7,410         10,402

Operating expenses:
   Stores and catalog                                        3,737          4,716          7,479         12,432
   General and administrative                                1,535          1,762          3,007          3,915
Provision for store closing                                     --             --             --          5,480
                                                          --------       --------       --------       --------
     Operating loss                                         (1,817)        (1,790)        (3,076)       (11,425)

Interest income (expense), net                                  (5)           (16)            31            (59)
Reorganization charges                                        (202)          (132)          (577)          (932)
                                                          --------       --------       --------       --------
     Net loss                                             $ (2,024)      $ (1,938)      $ (3,622)      $(12,416)
                                                          ========       ========       ========       ========


Net loss per share                                        $  (0.29)      $  (0.27)      $  (0.51)      $  (1.76)

Weighted average common and common equivalent shares         7,069          7,069          7,069          7,069


  The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                           (UNAUDITED)
                                                                                        SIX MONTHS ENDED
                                                                                     -----------------------
                                                                                      29-JUL         31-JUL
                                                                                       2000           1999
                                                                                     --------       --------
Cash flows from operating activities:
   Net loss                                                                          $ (3,622)      $(12,416)
                                                                                     --------       --------
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                      1,487          1,874
     Loss on retirement of property and equipment                                                        243
     Changes in assets and liabilities:
       Inventories                                                                        282          2,024
       Inventory liquidation receivable                                                 1,732             --
       Prepaid rent  and other assets                                                    (160)           606
       Accounts payable, accrued expenses and liabilities subject to compromise        (1,494)         5,416
       Deferred rent and other                                                             91           (996)
                                                                                     --------       --------
        Total adjustments                                                               1,938          9,167
                                                                                     --------       --------
        Net cash used by operating activities                                          (1,684)        (3,249)
                                                                                     --------       --------

Cash flows from investing activities:
   Additions to property and equipment                                                   (116)            --
                                                                                     --------       --------
        Net cash used by investing activities                                            (116)            --
                                                                                     --------       --------


(Decrease) increase in cash and cash equivalents                                       (1,800)        (3,249)
Cash and cash equivalents, beginning of period                                          2,480          4,295
                                                                                     --------       --------

Cash and cash equivalents, end of period                                             $    680       $  1,046
                                                                                     ========       ========


   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 29, 2000 (UNAUDITED)


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

3. In the calculation of weighted average common and common equivalent shares, nonqualified stock options and warrants to purchase common stock are considered common stock equivalents. Such options and warrants are converted using the treasury stock method, which assumes that the shares issuable upon exercise of the options or warrants were outstanding for the full period. In accordance with generally accepted accounting principles, no common stock equivalents are shown for the second quarter of either fiscal 2000 or 1999, as their effect would have been anti-dilutive.

                                                                                               (UNAUDITED)
                                                                                              QUARTER ENDED
                                                                                         (amounts in thousands,
                                                                                         except per share data)
                                                                                        -----------------------
                                                                                         29-JUL         31-JUL
                                                                                          2000           1999
                                                                                        --------       --------
PRIMARY:
    Earnings -
         Net earnings (loss) applicable to common and common equivalent shares          $ (2,024)      $ (1,938)
                                                                                        ========       ========

    Shares -
         Weighted average common shares outstanding                                        7,069          7,069
         Net effect of stock options, based on treasury stock method using average
            market price (1)                                                                  --             --

                                                                                        --------       --------
  Weighted average common and common equivalent shares                                     7,069          7,069
                                                                                        ========       ========

 Primary earnings (loss) per common and common equivalent share                         $  (0.29)      $  (0.27)
                                                                                        ========       ========

FULLY DILUTED:
    Fully diluted earnings (loss) per share is not presented, as there were no potentially dilutive securities.

4. The results of operations for the six months ended July 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 37% to 39% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

5. In fiscal 1999, the Company closed 104 stores and recorded a provision for closing an additional 39 stores in the amount of $8.4 million The provision consisted of $2.7 million to cover estimated asset writeoffs, $7.7 million for lease termination and other closure expenses offset by a credit of $2.0 million as a reduction of the deferred rent liability for stores closed and to be closed. All 39 of the additional stores identified for closure were closed in the first quarter of fiscal 2000. As of July 29, 2000, the Company has a liability for lease termination costs on the stores identified above in the amount of $8.7 million recorded as liabilities subject to compromise on the balance sheet. The carrying value of the long-lived assets of the 104 stores closed in fiscal year 1999 was reduced under SFAS No. 121 in the fourth quarter of fiscal 1998 as impaired.

6. In the Chapter 11 case, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the bankruptcy court after submission to any required vote by the affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated and classified as liabilities subject to compromise in the accompanying balance sheet. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and are not presently determinable. Included in liabilities subject to compromise as of July 29, 2000 are pre-petition accounts payable of $9.7 million and estimated lease termination costs of $8.7 million.