Form 10-Q
period 2000-10-28
GARDEN BOTANIKA INC
filed 2000-12-12
CIK 892335

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED October 28, 2000
                                       ----------------

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

THE REGISTRANT HAD 7,069,098 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AT OCTOBER 28, 2000.

                              GARDEN BOTANIKA, INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I - FINANCIAL INFORMATION .............................................   3

        ITEM 1 -    FINANCIAL STATEMENTS                                       3

               Balance Sheets...............................................  10

               Statements of Operations.....................................  11

               Statements of Cash Flows.....................................  12

               Notes to Financial Statements................................  13


        ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS..............................................   3

PART II - OTHER INFORMATION.................................................   8

        ITEM 1 - LEGAL PROCEEDINGS..........................................   8

        ITEM 2 - CHANGES IN SECURITIES......................................   9

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES............................   9

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS........   9

        ITEM 5 - OTHER INFORMATION..........................................   9

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................   9

PART I - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS -

        The unaudited balance sheet as of October 28, 2000, audited balance sheet as of January 29, 2000 and unaudited statements of operations and cash flows of Garden Botanika, Inc. (the "Company") for the nine-month periods ended October 28, 2000 and October 30, 1999 are attached. Notes to the unaudited financial statements are also attached.

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

        On April 20, 1999 (the "Petition Date"), Garden Botanika filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Washington at Seattle, Washington (the "Bankruptcy Court"), Case No. 99-04464 (the "Chapter 11 Case"). The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations (see "Liquidity and Capital Resources," "Legal Proceedings" and Note 1 to "Notes to Financial Statements"). Realization of the Company's assets and liquidation of its liabilities at their recorded amounts is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. Because of the seasonality of its mall-based business, the Company has historically experienced net losses in the first three quarters of each fiscal year and this pattern continued in fiscal 2000.

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

        The Company had 109 stores in operation at October 28, 2000 compared to 148 stores at October 30, 1999 and 148 stores at January 29, 2000. The average age of the Company's stores at October 28, 2000 was 69 months.

        The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the Saturday nearest the end of January.

        RESULTS OF OPERATIONS -

        (a) COMPARISON OF THE QUARTERLY PERIODS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999.

        Net Sales. Net sales for the third quarter of fiscal 2000 were $9.8 million, compared to net sales of $12.7 million for the comparable prior period, a decrease of 23%. Store net sales decreased $3.0 million, or 27%, during the quarter, primarily due to the decrease in the number of stores, combined with a 9% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). The 9% decrease in comparable store sales for the quarter was driven by decreases of 12% in August, 8% in September and 6% in October. In the third quarter of fiscal 1999, comparable store sales decreased 11%, consisting of decreases of 6% in August, 11% in September and 16% in October. The Company's combined mail order and Internet sales decreased $26,000, or 5%, versus the comparable prior period. Recognized revenue from sales of annual memberships in the Company's discount-based "Garden Club" customer loyalty program decreased $156,000, or 22%. Membership sales are amortized over the course of twelve months. During the third quarter of fiscal 2000, the Company recorded sales at wholesale in the amount of $345,000. There were no sales at wholesale in the third quarter of fiscal 1999.

        Gross Margin. Gross margin increased as a percentage of net sales from 35% in the third quarter of fiscal 1999 to 36% in the third quarter of fiscal 2000. This increase primarily reflects improved occupancy costs due, in part, to the taking of impairment reserves which reduced depreciation expense. The dollar amount of gross margin decreased by $900,000, or 21%, primarily as a result of the decrease in customer transactions due to the closure of stores.

        Operating Expenses.

            Stores and Catalog. The dollar amount of store and catalog expenses, including distribution, decreased by $793,000, or 16%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses increased to 43% from 39% in the third quarter of fiscal 1999 due to the overall decrease in sales.

            General and Administrative. The dollar amount of general and administrative expenses decreased by $150,000, or 8%, from the comparable prior period. As a percentage of net sales, general and administrative expenses were 16% in the third quarter of fiscal 2000 and 14% in the comparable prior period.

            Provision for Store Closing and Asset Impairment. During the fiscal quarter ended October 30, 1999, the Company reviewed the asset values of its stores individually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. As a result of that review, a charge in the amount of $2.2 million was recorded at the end of the third quarter of fiscal 1999 to recognize the potential impairment of the carrying value of the long lived assets at 49 of its operating store locations. During the fiscal quarter ended October 28, 2000, the Company again reviewed the asset values of its stores in accordance with SFAS No. 121 and recorded a charge in the amount of $1.5 million to recognize the potential impairment of the carrying value of the long lived assets at 56 of its stores.

            The determination of impairment for any given store is highly sensitive to assumptions regarding future performance. Therefore, there can be no assurance that a future deterioration in performance will not require an additional impairment charge for one or more of these stores, or that a future charge may not be necessary for other stores.

        Operating Loss. For the reasons explained above, the Company's operating loss deceased by $2.2 million, or 50%, to $2.2 million as compared to the third quarter of fiscal 1999. As a percentage of net sales, the third quarter operating loss decreased to 23% from 35% in the comparable prior period.

        Interest Income (Expense), Net. Net interest expense during the third quarter of fiscal 2000 was $95,000, compared to net interest expense of $88,000 during the comparable prior period.

        Reorganization Charges. During the quarter ended July 29, 2000, the Company incurred certain costs relating to the Chapter 11 bankruptcy proceedings. These costs include legal and other professional fees for the third quarter of approximately $128,000, compared to approximately $246,000 in the comparable prior period.

        Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the third quarter of either fiscal 2000 or fiscal 1999.

        Net Loss and Per Share Data. The Company's net loss decreased 49% from from $4.8 million, or $0.68 per share, during the third quarter of fiscal 1999 to $2.4 million, or $0.34 per share, during the third quarter of fiscal 2000. The absolute dollar decrease in net loss was due to the factors discussed above.

        (b) COMPARISON OF THE NINE-MONTH PERIODS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999.

        Net Sales. Net sales for the nine-month period ended October 28, 2000 were $30.7 million, compared to net sales of $44.1 million for the comparable prior period, a decrease of 30%. Store net sales decreased $13.6 million, or 35%, during the nine months, primarily due to the decrease in the number of stores, combined with a 10% decrease in comparable store sales (sales for continuing stores open at least one complete fiscal year). In the first nine months of fiscal 1999, comparable store sales decreased 11%. The Company's combined mail order and Internet sales decreased $231,000, or 12%, versus the comparable prior period. Recognized revenue from sales of annual memberships in the Company's discount-based "Garden Club" customer loyalty program decreased $469,000, or 21%. During the first nine months of fiscal 2000, the Company recorded sales at wholesale in the amount of $1.5 million. There were no sales at wholesale for the first nine months of fiscal 1999.

        Gross Margin. Gross margin improved as a percentage of net sales from 34% in the first nine months of fiscal 1999 to 36% in the first nine months of fiscal 2000. This increase primarily reflects the impact of the closure of poorly performing stores with lower average margins than the Company's store base at the period end. The dollar amount of gross margin decreased by $3.9 million, or 26%, primarily as a result of the decrease in customer transactions due to the closure of stores.

        Operating Expenses.

             Stores and Catalog. The dollar amount of store and catalog expenses, including distribution, decreased by $5.7 million, or 33%, from the comparable prior period, primarily as a result of the decrease in the number of stores and reductions in advertising expense. As a percentage of net sales, store and catalog expenses decreased to 38% from 39% in the first nine months of fiscal 1999, primarily due to the leveraging impact of the higher average sales of the Company's continuing store base, the reductions in advertising and the lower operating expense of sales at wholesale.

             General and Administrative. The dollar amount of general and administrative expenses decreased by $1.1 million, or 19%, from the comparable prior period, primarily reflecting the corporate expense reductions implemented beginning in February of 1999 through reductions in the Company's workforce. As a percentage of net sales, general and administrative expenses were 15% in the first nine months of fiscal 2000 and 13% in the comparable prior period.

             Provision for Store Closing and Asset Impairment. During the first nine months of fiscal 1999, the Company recorded a provision for store closure of $6.6 million to cover the estimated lease termination and other store exit costs associated with the closure of 95 poorly performing retail store locations and the rejection of leases and a provision for impairment of the carrying value of its long lived assets under FAS No. 121 in the amount of $2.2 million. These amounts were offset by approximately $1.1 million in deferred rent liability for the 95 rejected leases that had previously been recorded on the balance sheet. During the first nine months of fiscal 2000, the Company closed 39 stores. Substantially all costs associated with these closings were provided prior to the first quarter of fiscal 2000. During the fiscal quarter ended October 28, 2000, the Company reviewed the asset values of its stores in accordance with SFAS No. 121 and recorded a charge in the amount of $1.5 million to recognize the potential impairment of the carrying value of the long lived assets at 56 of its stores.

        Operating Loss. For the reasons explained above, the Company's operating loss decreased 66%, from $15.9 million to $5.3 million, in the respective nine-month periods. As a percentage of net sales, the first nine month operating loss decreased to 17% from 36% in the comparable prior period.

        Interest Income (Expense), Net. Net interest expense during the first nine months of fiscal 2000 was $64,000, or 0.2% of net sales, compared to net interest expense of $147,000, or 0.3% of net sales, during the comparable prior period.

        Reorganization Charges. During the nine months ended October 28, 2000, the Company incurred certain costs relating to the Chapter 11 bankruptcy proceedings. These costs include legal and other professional fees through the end of the third quarter of approximately $705,000, compared to approximately $1,178,000 in the prior fiscal period.

        Income Tax Provision. Due to its pre-tax losses, the Company did not record an income tax provision for the first nine months of either fiscal 2000 or fiscal 1999.

        Net Loss and Per Share Data. The Company's net loss decreased 65% from $17.2 million, or $2.43 per share, during the first nine months of fiscal 1999 to $6.0 million, or $0.86 per share, during the first nine months of fiscal 2000. The absolute dollar decrease in net loss was due to the factors discussed above.

        LIQUIDITY AND CAPITAL RESOURCES -

        On April 23, 1999, the Company entered a Loan and Security Agreement (the "DIP Facility") with BankBoston Retail Finance Inc., which has since been succeeded by Fleet Retail Finance Inc. ("Fleet"). The DIP Facility is intended to provide Garden Botanika with the cash and liquidity to conduct its operations and pay for inventory during the course of the Chapter 11 Case. The DIP Facility, which was amended in the first quarter of fiscal 2000, consists of a revolving line of credit in the amount of $7.0 million, subject to a borrowing base calculated as the lesser of 70% of eligible inventory or 80% of the net liquidation value, except that, for the period from September 15 to December 15, the borrowing base is calculated as 90% of eligible inventory. With the permission of the Company's Creditors' Committee, a cash set-aside for the benefit of creditors of approximately $1.6 million can also be part of the borrowing base. The facility expires on the earlier of April 23, 2001 or the Company's emergence from bankruptcy. The DIP Facility, which is secured by the assets of the Company, bears interest at Fleet's prime lending rate plus one percent (1.0%). In addition, the Company is obligated to pay a facility fee of $3,000 monthly and an annual unused line fee of one quarter of one percent (0.25%) of the average unused portion of the line. The Company is required to maintain certain financial covenants, including covenants relating to earnings and limitations on losses that vary from month to month. The DIP Facility also contains restrictive covenants including, among other things, the maintenance of inventory levels, limitations on the creation of additional indebtedness and a prohibition on the payment of dividends. Excess availability under the DIP Facility as of December 11, 2000 was $1.0 million. As of December 11, 2000, the Company had borrowed $5.5 million under the DIP Facility.

        The Company funded its net cash loss of $3.8 million (net loss before depreciation and amortization) and the buildup in inventory for the holiday season primarily with existing cash and borrowings under the DIP facility.

        The Company believes that its cash balance at the end of the third quarter of fiscal 2000, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 2000. However, comparable store sales for the month of November decreased by 17%, and the Company's cash balance during the remainder of the fourth quarter will be highly dependent on the results of holiday sales. The Company's uses of capital for the remainder of fiscal 2000 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining its stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's future working capital requirements consist primarily of the purchase of inventory, which is expected to be maintained at the level of $55,000 per store during non-holiday periods, which is in addition to the raw materials and components held at the Company's manufacturing facility and at suppliers. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

        As a debtor-in-possession, actions against the Company to collect pre-petition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of a reorganization plan. To date, the Company has received approval to pay cus-tomary obligations associated with the daily operations of its business, including the timely payment of new inventory shipments, employee wages and other obligations. The ultimate amount of, and settlement terms for, the Company's pre-petition liabilities are subject to the approval of a plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

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

        None

ITEM 5 - OTHER INFORMATION -

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

        (a)     Exhibits:

      EXHIBIT

      NUMBER   DESCRIPTION

        None

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the third quarter of fiscal 2000.

SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GARDEN BOTANIKA, INC.
                                -------------------------
                                Registrant

December 12, 2000               /s/ William L. Lawrence, Jr.
----------------------          ----------------------------
Date                            William L. Lawrence, Jr.
                                President and Chief Executive Officer
                                (Principal Executive, Financial and Accounting
                                Officer)

                              GARDEN BOTANIKA, INC.

                                 BALANCE SHEETS

                                                                       (Unaudited)
                                                                         28-Oct      29-Jan
                                                                          2000        2000
                                                                       ----------- -----------
                                                                       (amounts in thousands)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                               $1,999      $2,480
   Inventory liquidation receivable                                             -       2,382
   Inventories                                                             13,317       9,585
   Prepaid expenses:
     Rent                                                                     799         731
     Other                                                                  1,535       1,081
                                                                       ----------- -----------
       Total current assets                                                17,650      16,259

Property and equipment:
   Leasehold improvements                                                  17,986      19,450
   Furniture and equipment                                                  9,098       8,948
   Equipment under capital lease                                              261         261
                                                                       ----------- -----------
                                                                           27,345      28,659
   Less accumulated depreciation and amortization                         (18,260)    (16,041)
                                                                       ----------- -----------
     Net property and equipment                                             9,085      12,618
                                                                       ----------- -----------
       Total assets                                                       $26,735     $28,877
                                                                       =========== ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                                    $4,556           -
   Accounts payable                                                         4,878      $2,182
   Reserve for store closing                                                   96         547
   Accrued salaries, wages and benefits                                       885       1,113
   Accrued sales tax                                                          245         496
   Garden Club- deferred revenue                                              772       1,263
   Other                                                                      168         517
                                                                       ----------- -----------
       Total current liabilities                                           11,600       6,118

Liabilities subject to compromise                                          18,390      18,390
Deferred rent and other                                                     1,561       1,632
                                                                       ----------- -----------
       Total liabilities                                                   31,551      26,140

Commitments

Shareholders' (deficit) equity:
   Preferred Stock, $.01 par value;
     10,000,000 shares authorized; none issued and outstanding                  -           -
   Common  Stock, $.01 par value;
     36,092,374 shares authorized; 7,069,098 issued and outstanding        98,693      98,693
   Accumulated deficit                                                   (103,509)    (95,956)
                                                                       ----------- -----------
       Total shareholders' (deficit) equity                                (4,816)      2,737
                                                                       ----------- -----------
       Total liabilities & shareholders' (deficit)equity                  $26,735     $28,877
                                                                       =========== ===========

   The accompanying notes are an integral part of these financial statements.

                            GARDEN BOTANIKA, INC.
                           STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           (UNAUDITED)            (UNAUDITED)
                                                          QUARTER ENDED        NINE MONTHS ENDED
                                                         -----------------     ------------------
                                                          28-OCT   30-OCT       28-OCT    30-OCT
                                                           2000     1999         2000      1999
                                                         -------- --------     --------  --------
Net sales                                                 $9,802  $12,718      $30,785   $44,134
Cost of sales (including buying and occupancy costs)       6,229    8,210       19,802    29,224
                                                         -------- --------     --------  --------
     Gross margin                                          3,573    4,508       10,983    14,910

Operating expenses:
   Stores and catalog                                      4,174    4,967       11,653    17,399
   General and administrative                              1,607    1,757        4,614     5,672
Provision for store closing                                1,500    2,239        1,500     7,719
                                                         -------- --------     --------  --------
     Operating loss                                       (3,708)  (4,455)      (6,784)  (15,880)

Interest income (expense), net                               (95)     (88)         (64)     (147)
Reorganization charges                                      (128)    (246)        (705)   (1,178)
                                                         -------- --------     --------  --------
     Net loss                                            $(3,931) $(4,789)     $(7,553)  $(17,205)
                                                         ======== ========     ========  ========


Net loss per share                                        $(0.56)  $(0.68)      $(1.07)   $(2.43)

Weighted average common and common equivalent shares       7,069    7,069        7,069     7,069


   The accompanying notes are an integral part of these financial statements.

                              GARDEN BOTANIKA, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                  (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                            ----------------------
                                                                              28-OCT     30-OCT
                                                                               2000       1999
                                                                            ----------  ----------
Cash flows from operating activities:
   Net loss                                                                 $  (7,553)  $ (17,205)
                                                                            ----------  ----------

   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                              2,219       2,797
     Loss on retirement of property and equipment                                             243
     Provision for store closing and impairment losses                          1,500       2,239
     Changes in assets and liabilities:
       Inventories                                                             (3,732)     (2,282)
       Inventory liquidation receivable                                         2,382           -
       Prepaid rent  and other assets                                            (522)        603
       Accounts payable, accrued expenses and liabilities subject to
          compromise                                                              926       6,659
       Deferred rent and other                                                    (71)       (902)
                                                                            ----------  ----------
        Total adjustments                                                       2,702       9,357
                                                                            ----------  ----------
        Net cash used by operating activities                                  (4,851)     (7,848)
                                                                            ----------  ----------

Cash flows from investing activities:
   Additions to property and equipment                                           (186)        (30)
                                                                            ----------  ----------
        Net cash used by investing activities                                    (186)        (30)
                                                                            ----------  ----------

Cash flows from financing activities:
   Advances (payments) on note payable to bank                                  4,556       4,560
   Other                                                                            0          45
                                                                            ----------  ----------
        Net cash used by investing activities                                   4,556       4,605
                                                                            ----------  ----------

(Decrease) increase in cash and cash equivalents                                 (481)     (3,273)
Cash and cash equivalents, beginning of period                                  2,480       4,295
                                                                            ----------  ----------
Cash and cash equivalents, end of period                                       $1,999      $1,022
                                                                            ==========  ==========

   The accompanying notes are an integral part of these financial statements.

GARDEN BOTANIKA, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 28, 2000 (UNAUDITED)

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

3. In the calculation of weighted average common and common equivalent shares, nonqualified stock options and warrants to purchase common stock are considered common stock equivalents. Such options and warrants are converted using the treasury stock method, which assumes that the shares issuable upon exercise of the options or warrants were outstanding for the full period. In accordance with generally accepted accounting principles, no common stock equivalents are shown for the third quarter or the first nine months of either fiscal 2000 or 1999, as their effect would have been anti-dilutive.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         (UNAUDITED)                (UNAUDITED)
                                                                        QUARTER ENDED             NINE MONTHS ENDED
                                                                     ----------  ----------    ----------  ----------
                                                                       28 OCT      30 OCT        28 OCT      30 OCT
                                                                        2000        1999          2000        1999
                                                                     ----------  ----------    ----------  ----------
PRIMARY:
     Earnings -
          Net earnings (loss) applicable to common and common
            equivalent shares                                        $  (3,931)  $  (4,789)    $  (7,553)  $ (17,205)
                                                                     ----------  ----------    ----------  ----------
    Shares -
          Weighted average common shares outstanding                     7,069       7,069         7,069       7,069
          Net effect of stock options, based on treasury stock
             method using average market price (1)                          --          --            --          --
                                                                     ----------  ----------    ----------  ----------
Weighted average common and common equivalent shares                     7,069       7,069         7,069       7,069
                                                                     ----------  ----------    ----------  ----------
Primary earnings (loss) per common and common equivalent share       $   (0.56)  $   (0.68)    $   (1.07)  $   (2.43)
                                                                     ----------  ----------    ----------  ----------

FULLY DILUTED:

        Fully diluted earnings (loss) per share is not presented, as there were no potentially dilutive securities

4. The results of operations for the nine months ended October 28, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. In each of the past three fiscal years, 37% to 39% of the Company's annual net sales and all of its profits, if any, have been realized during its fourth fiscal quarter, particularly during the November and December holiday selling period. The Company expects this pattern to continue during the current fiscal year. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among others, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of holidays, shifts in the timing of promotions and catalog mailings and changes in the Company's product mix.

5. During the first nine months of fiscal 1999, the Company recorded a provision for store closure of $6.6 million to cover the estimated lease termination and other store exit costs associated with the closure of 95 poorly performing retail store locations and the rejection of leases and a provision for impairment of the carrying value of its long lived assets under FAS No. 121 in the amount of $2.2 million. These amounts were offset by approximately $1.1 million in deferred rent liability for the 95 rejected leases that had previously been recorded on the balance sheet. During the first nine months of fiscal 2000, the Company closed 39 stores. Substantially all costs associated with these closings were provided prior to the first quarter of fiscal 2000. During the fiscal quarter ended October 28, 2000, the Company reviewed the asset values of its stores in accordance with SFAS No. 121 and recorded a charge in the amount of $1.5 million to recognize the potential impairment of the carrying value of the long lived assets at 56 of its stores.

6. In the Chapter 11 case, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the bankruptcy court after submission to any required vote by the affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated and classified as liabilities subject to compromise in the accompanying balance sheet. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and are not presently determinable. Included in liabilities subject to compromise as of October 28, 2000 are pre-petition accounts payable of $9.7 million and estimated lease termination costs of $8.7 million.